Form 10QSB
period 1996-03-31
PENFED BANCORP INC
filed 1996-05-14
CIK 933158

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended March 31, 1996
                                       --------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______ to _________

    Commission file number:  0-25750
                             -------

                             PENFED BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                             61-1275478
       -------------------------              --------------------
      State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)          Identification No.)

    215 W. Shelby Street, Falmouth, KY                41040
  --------------------------------------        ----------------
  (Address of principal executive offices) os       (Zip Code)

                                (606) 654-6961
               -------------------------------------------------
              Registrant's telephone number, including area code)

                                      N/A
          ----------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

 Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at May 7,1996
 -----------------------------           -------------------------
 Common Stock, $0.01 Par Value              316,953 Common Share

                             PENFED BANCORP, INC.


                                     INDEX


Part I     Financial Information                             Page

 Item 1     Consolidated Financial Statements

            Consolidated Statements of Financial Condition,
             March 31, 1996 and December 31, 1995              1

            Consolidated Statements of Income, Three-Months
             Ended March 31, 1996 and 1995                     2

            Consolidated Statements of Cash Flows,
             Three-Months Ended March 31, 1996 and 1995        3

            Notes to Consolidated Financial Statements         4

 Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                6

Part II   Other Information                                   13

Signatures                                                    14

                             PENFED BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    March 31
                                                      1996      December 31
                ASSETS                             (unaudited)      1995
                                                   -----------   ----------
Cash and balances with banks                       $   351,782  $   248,547
Interest-bearing deposits in other
 depository institutions                               486,675      347,413
Investment securities, held to maturity                350,000      250,000
Mortgage-backed securities, held to maturity           559,961      578,671
Federal Home Loan Bank capital stock                   228,400      224,500
Loan receivable, net                                24,825,091   24,339,783
 Office property and equipment, at cost,
 less accumulated depreciation                         367,752      379,033
Real Estate Owned                                       85,408       59,948
Mortgage servicing rights                                7,178            0
Other assets                                           112,707      122,455
                                                   -----------  -----------
  Total assets                                     $27,374,954  $26,550,350

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                   $ 4,040,160  $ 3,630,984
Certificates of deposit                             16,753,122   16,289,193
Advances from Federal                                1,350,000    1,400,000
Home Loan Bank Other liabilities                       116,400      127,195
                                                   -----------  -----------
     Total liabilities                              22,259,682   21,447,372
Stockholders' equity:
  Preferred stock, 500,000 shares authorized
   and unissued
  Common stock, $.01 par value, 2,000,000 shares
   authorized; 345,000 shares issued; 316,953
   shares outstanding at March 31, 1996                 3,450         3,450
  Additional paid in capital                        3,111,343     3,109,755
  Retained income, substantially restricted         2,289,280     2,235,233
  Employee Stock Ownership Plan                      (236,320)     (244,260)
  Treasury stock                                      (52,480)       (1,200)
                                                   -----------  -----------
      Total stockholders' equity                    5,115,273     5,102,978
                                                   -----------  -----------
Total liabilities and stockholders' equity         $27,374,954  $26,550,350
                                                   -----------  -----------

                              PENFED BANCORP,INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                      Three months ended
                                            March 31
                               -------------------------------
                                   1996                1995
                               -----------         -----------

Interest on loans              $   547,862         $   406,995
Interest on investment
 securities                         13,276               9,932
Interest on
 interest-bearing deposits
 in other depository
 institutions                        5,382               3,430
Other interest income                3,907              14,844
                               -----------         -----------
    Total interest income          570,427             435,201

Interest on savings deposits
 and advances:
  NOW accounts                       2,967               1,530
  Savings accounts                  19,179              20,281
  Certificates                     250,008             213,400
  Federal Home Loan Bank
   Advances                         20,573              42,525
                               -----------         -----------
    Total interest income          292,727             277,736
                               -----------         -----------
      Net interest income          277,700             157,465
                               -----------         -----------
Provision for loan losses            3,000               3,000
                               -----------         -----------
   Net interest income after
    provision of loan losses       274,700             154,465
                               -----------         -----------
Noninterest income                  31,069               6,477
                               -----------         -----------
Other expenses:
  Salaries and benefits             78,444              54,342
  Occupancy expense                 18,502              19,697
  Equipment and data
   processing                       14,141              11,077
  Professional services             21,527               8,819
  Federal insurance premium         10,564              10,319
  State ad valorem taxes             4,959               5,189
  Other                             21,610              13,114
                               -----------         -----------
   Total other expenses            169,746             122,557
                               -----------         -----------
     Income before income
      taxes                        136,023              38,385
Income tax expense                  41,988              12,950
                               -----------         -----------
         Net income            $    94,035         $    25,435
                               ===========         ===========
Net income per share                  $.30               $0.08
                               ===========         ===========
Weighted average common
 share outstanding                 318,214             317,400

                             PENFED BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                         Three months
                                        ended March 31,
                               -------------------------------
                                   1996                1995
                               -----------         -----------
Cash flows from
 operating activities:         $    39,470         $     4,532
                               -----------         -----------
Cash flows from investing
 activities:
   Securities                     ( 81,290)           (103,015)
   Loans receivable               (459,848)         (1,044,772)
   Purchases equipment                   0            (133,676)
                                ----------          ----------
     Net cash used investing
      activities:                 (541,138)         (1,281,463)

Cash flows from financing
 activities:
   Deposits                        873,105            (106,464)
   Advances from FHLB              (50,000)         (1,100,000)
   Net proceeds from stock
    conversion                           0           2,239,735
                                ----------          ----------
   Net cash used in financing
    activities                     823,105           1,033,271

   Net cash and cash
    equivalents                    242,497            (243,660)

Cash and cash equivalents at
 beginning of period               595,960             901,500
                               -----------         -----------
Cash and cash equivalents
 at end of period              $   838,457         $   657,840
                               ===========         ===========

                             PENFED BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The accompanying consolidated financial statements of Penfed Bancorp, Inc. (the "Corporation") and Pendleton Federal Savings Bank (the subsidiary, "Savings Bank") have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995.

Allowance for Loan Losses:

An analysis of the changes in the loan loss allowance for the three months ended March 31, 1996 follows:

                     Three Months Ended
                       1996       1995

Beginning balance     $106,063   $94,063

Provision                3,000     3,000
                      --------   -------
Ending balance         109,063    97,063
                      ========   =======

Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for Mortgage Servicing Rights, an amendment to SFAS 65. The Company elected to adopt SFAS 122 for its financial statement reporting in the first quarter of 1996. SFAS 122 prohibits retroactive application. Accordingly, the Company's financial statement reporting for the year of 1995 was accounted for under the original SFAS 65. As a consequence, the Company's 1996 results are not directly comparable to the results of 1995. Net income for 1996 was increased by approximately $7,000 as a result of the adoption.

Mortgage Servicing Rights continued


FAS 122 eliminates the accounting distinction between servicing rights acquired through purchase transactions and those acquired through origination activities. Recognition of mortgage servicing rights related to loan origination activities was not permitted for periods prior to the adoption of FAS 122. When a mortgage banking enterprise purchases or originates a mortgage loan with a definitive plan to sell the loan and retain the mortgage servicing rights, FAS 122 requires that a portion of the loan be allocated to the mortgage servicing rights based on its fair value relative to the fair value of the loan including the mortgage servicing rights. To determine the fair value of the servicing rights created during 1995, the Company used the market prices of comparable servicing sale contracts when available, or alternatively, a valuation model that calculates the present value of estimated future cash flows. The estimates of future cash flows are based on assumptions that market participants would use in estimating future net servicing income. These assumptions included estimates of the cost of servicing per loan, the discount rate, float rate, and inflation rate, ancillary income per loan, prepayment speeds and default rates.

Mortgage servicing rights are amortized over the estimated life of the related loans in proportion to estimated net servicing income.

To evaluate potential impairment at the end of each quarter, the postimplementation mortgage servicing portfolio is disaggregated based on its predominant risk characteristics. The Company has determined those risk characteristics to be loan type and interest rate. The resulting segments of the portfolio are then valued using the same model as was originally used to determine the fair value at origination using current assumptions. The calculated value is then compared with the book value of each segment to determine if a reserve for impairment is required.

Effect of Implementing New Accounting Standards:

None

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The primary business of Pendleton Federal Savings Bank is the origination of residential real estate loans and funding such loans through deposits and other borrowings. The largest component of the Bank's net income is net interest income, which is the difference between interest income and interest expense. Consequently, the Bank's earnings are primarily dependent on its interest income, which is determined by (1) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities, and (2) the relative amounts of interest-earning assets and interest-bearing liabilities.

Because most deposit accounts react more quickly to market interest rate movements than do traditional mortgage loans, sharp increases in rates can adversely affect the Bank's earnings over time.


Financial Condition

Total assets increased by 3.1% during the quarter ended March 31, 1996. Loan receivable and investment securities increased 2.0% and 40.0%, respectively. Mortgage-backed securities decreased 3.2%. Deposits increased 4.4% and Federal Home Loan Bank advances decreased 3.6%.

Due to the continuing marketing efforts of the Bank to take advantage of opportunities for lending growth in its market areas, the Bank's loans receivable balance increased during the first quarter. Fixed rate loans are generally sold in the secondary market; therefore their origination does not result in increases to the Bank's loan portfolio. During the quarter, the Bank was able to increase its loans receivable balance by originating adjustable rate mortgage loans that are retained in the Bank's loan portfolio. Future increases in the Bank's loans receivable balances will be funded through increased deposits or Federal Home Loan Bank advances, if required. Investment securities increased due to a purchase of a SBA pool.

The Bank experienced an increase in deposits due to new depositors opening accounts. Management will continue to monitor deposit levels in light of prevailing interest rates and other factor and may choose to increase deposit rates in the future to preserve market share or obtain required levels of cash flows. To the extent that the Bank elects to increase deposit rates in order to attract and/or maintain deposits and to fund future loan growth and other operating needs, interest income may be adversely affected. Currently, however, management does not anticipate the necessity of offering above-market interest rates on deposits.

Stockholders' equity decreased from 19.2% of assets at December 31, 1995 to 18.7% of assets at March 31, 1996. This is due primarily to assets increasing at a higher rate than stockholder's equity.

Although the level of non-performing loans increased in the first quarter as compared to the first quarter of the prior year, (see table below) overall the Bank continued to experience low loan losses. The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans with the meaning of Statement of Financial Accounting Standards No. 15.


                                             At March 31,
                                      ------------------------
                                           1996         1995
                                      ---------------  -------
                                       (Dollars in thousands)
Loans accounted for on a
 non-accrual basis                             $ 712    $ 282
Accruing loans which are
 contractually past due 90 days
 or more                                           0       23
                                               -----    -----
Total of non-accrual and 90 days
 past due loans                                $ 712    $ 305
                                               =====    =====
Other real estate owned                           85       23
                                               -----    -----
Total nonperforming assets                     $ 797    $ 328
                                               =====    =====
Ratio of nonperforming loans
 to total loans                                  2.9%     1.4%
                                               =====    =====
Ratio of nonperforming assets
 to total assets                                 2.9%     1.4%
                                               =====    =====
Ratio of allowance for loan losses
 to total loans                                   .4%     0.4%
                                               =====    =====
Ratio of allowance for loan losses
 to nonperforming loans                         15.3%    31.8%
                                               =====    =====

The Bank's total nonperforming loans and total nonperforming assets at March 31, 1996 increased $407,000 and $469,000, respectively as compared to March 31, 1995. Nonperforming loans at March 31, 1996 increased due to a general increase in delinquencies, however all nonperforming loans are collateralized by residential property. Based on management's review of the value of the underlined collateral and other factors, no losses are expected. The Bank owns two pieces of real estate acquired through foreclose at March 31, 1996 and does not expect to incur any loss on deposition of this property.

The Bank's allowance for loan losses increased $12,000 from March 31, 1995 to March 31, 1996 and the provision for loan losses remained constant at $3,000 in the first quarter of 1996 as compared to the first quarter of 1995. (See "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements).

Results of Operations

Three Months Ended March 31, 1996, Compared to March 31, 1995. The Corporation's net income for the quarter ended March 31, 1996 increased 241.5% as compared to the first quarter of 1995 due to a increase in net interest income of 76.4% and an in increase in noninterest income of 268.9%, offset by an increase in interest expense of 5.4%, an increase in other expenses of 38.5% and an increase in income tax expense of 224.2%.

Net interest income before provision for loan losses increase by   76.4%.  Total
interest income increase 31.1%, due to an increase in the effective rate earned on interest-earning assets. Even though the trend for interest rates was lower for the March 31, 1996 quarter as compared to the same period in 1995, competitive conditions in Pendelton Federal's market area have allowed the Bank to maintain near the same interest rate this quarter as compared to the same period last year. Total interest expense increased 5.4% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits.

Noninterest income increased 268.9% for the quarter ended March 31, 1996 as compared to the first quarter of 1995. The primary reason for this increase is income earned on loans sold to Freddie Mac, which increased 266.2%.

Other expenses increased by 38.5% for the quarter ended March 31, 1996 as compared to the first quarter of 1995. Salaries and benefits increased 44.4% due primarily to the implementation of the Employee Stock Option Plan and Management Recognition Plan. Professional services increased 144.1% due to increased reporting requirements associated with being a public company.

The increase in net interest income along with the increase in noninterest income, offset by the increase in other expenses, combined to result in an increase in income before income taxes of 235.7%. Income taxes increased by 224.2% as result of higher profits.

Liquidity and Capital Resources

Liquidity

Pendleton Federal is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the OTS if 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's regulatory liquidity at March 31, 1996 and December 31, 1995 was 7.37% and 6.24%, respectively. Management believes that the Bank has an adequate level of liquidity to meet anticipated cash flow needs.

Capital Resources

The Office of Thrift Supervision ("OTS") imposes regulation which provide that savings associations must maintain certain levels of capital. The regulations include a leverage limit, a tangible capital requirement and a risk-based capital requirement. Specifically, the regulations provide that savings associations must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets and a combination of core and supplementary capital equal to 8% of risk weighted assets. Pendleton Federal is in compliance with these capital regulations.

The OTS capital regulations also require savings associations to maintain capital based on the amount of their exposure to losses from changes in market interest rates ("interest rate risk"). The calculation performed by the OTS indicates that the Bank has no additional capital requirement resulting from excessive exposure to interest rate risk. The OTS has also proposed an amendment to its core capital requirement to conform to the leverage capital requirements applicable to national banks. The Bank does not expect such amendment, if adopted, to cause the Bank to fall below its capital requirements.

The following table summarizes the Bank's capital requirements and position at March 31, 1996 and December 31, 1995 in accordance with the capital standards imposed by the OTS. Amounts are in thousands.



                              March 31,       December 31,
                                1996            1995
                            -------------   -------------
                            Amount   %      Amount   %
                            -------  ----   -------  ----
Tangible capital             $5,108  18.7    $5,103  19.2
Tangible capital
 requirement                    411   1.5       398   1.5
                             ------  ----    ------  ----
Excess                       $4,697  17.2    $4,705  17.7
                             ======  ====    ======  ====
Core capital                 $5,108  18.7    $5,103  19.2
Core capital
 requirement                    821   3.0       797   3.0
                             ------  ----    ------  ----
Excess                       $4,287  15.7    $4,307  16.2
                             ======  ====    ======  ====
Tangible capital             $5,108          $5,103
Allowance for loan loss         109             106
                             ------  ----    ------  ----
Total capital
 (core and supplemental)      5,217  33.0     5,209  33.9
Risk-based requirement        1,267   8.0     1,228   8.0
                             ------  ----    ------  ----
Excess                       $3,950  25.0    $3,981  25.9
                             ======  ====    ======  ====

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes there

to presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Effect of Implementing New Accounting Standards

See "Notes to the Consolidated Financial Statements for discussion of new accounting standards.

Possible BIF-SAIF Premium Disparity

The Federal Deposit Insurance Corporation ("FDIC") has lowered the deposit insurance assessment rate for most commercial banks insured by the Bank Insurance Fund ("BIF") to 0.04% of insured deposits. The FDIC has indicated that the assessment rate for SAIF-insured institutions will not fall below .23% of insured deposits until approximately the year 2002. This decrease in BIF rates has resulted in a substantial disparity in deposit insurance premiums paid by savings institutions, such as the Bank, which are insured by the Savings Association Insurance Fund ("SAIF") and institutions insured by the BIF. The lower rates paid by BIF-insured institutions are likely to give them a significant competitive advantage over SAIF-insured institutions such as the Bank.

To alleviate this disparity, one proposal being considered by the U.S. Department of Treasury, the FDIC, and the U.S. Congress provides that a one-time assessment estimated to be 80 basis points be imposed on all SAIF-insured deposits to cause the SAIF insurance fund to reach its designated reserve ratio (currently 1.25%). Once this occurs, the two funds would be merged into one fund. There can be no assurance that this proposal or any other proposal will be implemented or that premiums for either fund will not be adjusted in the future by the FDIC or legislative action.

The payment of a special assessment would severely and negatively impact the Bank's results of operations, resulting in a net charge of up to approximately $106,000, after adjusting for tax benefits. However, if such a special assessment is imposed and the SAIF is recapitalized, it could have the effect of reducing the Bank's insurance premiums in the future, thereby creating equal competition between BIF-insured and SAIF-insured institutions.

In addition, another proposal under consideration by Congress would require savings associations to convert their charters to that of commercial banks in connection with a merger of the BIF and the SAIF. Under current tax laws, a savings association converting to a commercial bank charter must recapture into taxable income the portion of the tax debt reserve that exceeds the 1988 tax loan loss reserve. Under the proposal, $126,566 of the Bank's bad debt reserve would be required to be recaptured into taxable income. If this legislation is enacted into law, the Bank would also no longer be allowed to use the reserve method for tax loan loss provisions, but would be required to change to the charge-off method for tax purposes. No certainty exists that the pending legislation will be enacted into law.

Asset/Liability Management

Pendleton Federal's future financial performance depends to a large extent on how successful the Bank is in limiting the sensitivity of the Bank's earnings and net asset value to changes in interest rates. Such sensitivity may be analyzed by examining the amount by which the market value of the Bank's portfolio equity changes given an immediate and sustained change in interest rates. At December 31, 1995, (the most recent report available) the Bank's market value of portfolio equity would decrease by $311,000 or 6.0% and increase by $363,000 or 7.0% given a 200 basis point immediate and sustained increase or decrease, respectively, in interest rates. Based on this analysis, management believes that the Bank has an acceptable level of interest rate risk and is adequately protected from the effects of interest rate fluctuations.

Management believes that interest rate risk is one of the most significant factors affecting the Bank's future ability to generate earnings consistently. Accordingly, management has focused on strategies to reduce the Bank's interest risk in recent years. These strategies include the origination of its portfolio of adjustable rate mortgage loans with greater interest rate sensitivity than long term fixed rate mortgage loans, the sale of long term fixed rate loans in the secondary market and increasing the balance of transaction accounts.
Sources of non-interest income such as loan servicing fees and service charges on deposits are also emphasized.

                             PENFED BANCORP, INC.

                                    PART II

                               OTHER INFORMATION


ITEM 1  Legal Proceeding

       None

ITEM 2  Changes in Securities

       None

ITEM 3  Defaults Upon Senior Securities

       None

ITEM 4  Submission of Matters to a Vote of Security Holders

       None

ITEM 5  Other Information

       None

ITEM 6  Exhibits and Reports on Form 8-K

       None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PENFED BANCORP, INC.

May 9, 1996                      /s/ David C. Wills
- - ------------                    -------------------------------------
Date                            David C. Wills
                                President and Chief Executive Officer
                                (Duly Authorized Officer)

May 9, 1996                      /s/ Leann Banta
- - ------------                    -------------------------------------
Date                            Leann Banta
                                Secretary and Controller
                                (Principal Financial Officer)