Form 10QSB
period 1996-06-30
PENFED BANCORP INC
filed 1996-08-12
CIK 933158

TOTAL NUMBER OF PAGES 18

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 1996
                                                -------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    -------

              Commission file number:  0-25750
                                       -------

                             PENFED BANCORP, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              DELAWARE                            61-1275478
       -------------------------              --------------------
      State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization)      Identification No.)

  215 W. Shelby Street, Falmouth, KY                   41040
  --------------------------------------          ----------------
  (Address of principal executive offices)           (Zip Code)

                          (606) 654-6961
             -------------------------------------------------
             Registrant's telephone number, including area code)

                                      N/A
          ----------------------------------------------------------
             Former name, former address and former fiscal year,
             if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                    ---    ---

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                        Outstanding at August 1,1996
- ------------------------            ----------------------------
Common Stock, $0.01 Par Value           307,660  Common Share

                             PENFED BANCORP, INC.


                                     INDEX


Part I  Financial Information                                  Page

 Item 1  Consolidated Financial Statements

         Consolidated Statements of Financial Condition,
          June 30, 1996 and December 31, 1995                   1

         Consolidated Statements of Income, Three Months
          Ended June 30, 1996 and 1995                          2

         Consolidated Statements of Income, Six Months
          Ended June 30, 1996 and 1995                          3

         Consolidated Statements of Cash Flows,
          Six Months Ended June 30, 1996 and 1995               4

         Notes to Consolidated Financial Statements             5

 Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   7

Part II  Other Information                                     15

Signatures                                                     16

                             PENFED BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                    ASSETS

                                             June 30      December 31
                                              1996           1995
                                           (unaudited)
                                           -----------    -----------

Cash and balances with banks               $  264,642     $   248,547
Interest-bearing deposits
  in other depository institutions            440,700         347,413
Investment securities, held to maturity       372,032         250,000
Mortgage-backed securities,
  held to maturity                            544,460         578,671
Federal Home Loan Bank capital stock          235,600         224,500
Loans receivable, net                      25,703,455      24,339,783
Office property and equipment, at cost,
  less accumulated depreciation               356,472         379,033
Real Estate Owned                                   0          59,948
Mortgage servicing rights                      11,040               0
Other assets                                  115,474         122,455
                                          -----------     -----------
       Total assets                       $28,043,875     $26,550,350
                                          ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Savings deposits                          $ 4,183,181     $ 3,630,984
Certificates of deposit                    16,383,494      16,289,193
Advances from Federal Home Loan Bank        2,300,000       1,400,000
Other liabilities                              83,812         127,195
                                          -----------     -----------
      Total liabilities                    22,949,180      21,447,372

Stockholders' equity:
   Preferred stock, 500,000 shares
     authorized and unissued
   Common stock, $.01 par value, 2,000,000
     shares authorized; 345,000 shares issued;
     307,660 shares outstanding
     at June 30, 1996                           3,450           3,450
   Additional paid in capital               3,112,931       3,109,755
    Retained income,
      substantially restricted              2,325,977       2,235,233
   Employee Stock Ownership Plan             (224,240)       (244,260)
   Treasury stock                            (124,730)         (1,200)
                                          -----------     -----------
      Total stockholders' equity            5,093,388       5,102,978
                                          -----------     -----------
      Total liabilities and               $28,043,875     $26,550,350
        stockholders' equity              ===========     ===========



                              PENFED BANCORP,INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                   Three months ended
                                                         June 30
                                               ---------------------------
                                                  1996            1995
                                               -----------     -----------
Interest on loans                              $   495,274     $   463,892
Interest on investment securities                   17,648          13,042
Interest on interest-bearing deposits
  in other depository institutions                   4,840           3,525
Other interest income                                4,000           6,874
                                               -----------     -----------
  Total interest income                            521,762         487,333
                                               -----------     -----------
Interest on savings deposits and advances:
  NOW accounts                                       4,024           1,694
  Savings accounts                                  20,139          19,066
  Certificates                                     245,966         218,828
  Federal Home Loan Bank Advances                   18,301          27,315
                                               -----------     -----------
   Total interest expense                          288,430         266,903
                                               -----------     -----------
           Net interest income                     233,332         220,430
                                               -----------     -----------
Provision for loan losses                            3,000           3,000
                                               -----------     -----------
   Net interest income after
     provision of loan losses                      230,332         217,430
                                               -----------     -----------
Noninterest income                                  30,056          13,079
                                               -----------     -----------
Other expenses:
  Salaries and benefits                             80,252          72,058
  Occupancy expense                                 16,555          18,356
  Equipment and data processing                     13,412           8,762
  Professional services                             35,750          14,379
  Federal insurance premium                         11,422          10,320
  State ad valorem taxes                             7,059           5,188
  Other                                             27,835          24,172
                                               -----------     -----------
   Total other expenses                            192,285         153,235
                                               -----------     -----------
           Income before income taxes               68,103          77,274
Income tax expense                                  22,063          28,313
                                               -----------     -----------
           Net income                          $    46,040     $    48,961
                                               ===========     ===========
Net income per share                           $      0.13     $      0.15
                                               ===========     ===========
Weighted average common share                      322,399         317,934
  outstanding


                             PENFED BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                     Six months ended
                                                         June 30
                                               -----------      -----------
                                                  1996             1995
                                               -----------      -----------
Interest on loans                              $ 1,043,136     $    870,887
Interest on investment securities                   30,924           22,974
Interest on interest-bearing deposits
   in other depository institutions                 10,229           21,718
Other interest income                                7,900            6,955
                                               -----------      -----------

   Total interest income                         1,092,189          922,534

                                               -----------      -----------
Interest on savings deposits and advances:
   NOW accounts                                      6,991            3,224
   Savings accounts                                 39,318           39,347
   Certificates                                    495,974          432,228
   Federal Home Loan Bank Advances                  38,874          69,840
                                               -----------      -----------
   Total interest expense                          581,157          544,639

                                               -----------      -----------
      Net interest income                          511,032          377,895

                                               -----------      -----------
Provision for loan losses                            6,000            6,000

                                               -----------      -----------
   Net interest income after
     provision of loan losses                      505,032          371,895

                                               -----------      -----------
Noninterest income                                  61,125           19,556

                                               -----------      -----------
Other expenses:
   Salaries and benefits                           153,346          126,400
   Occupancy expense                                35,057          38,053
   Equipment and data processing                    27,553          19,839
   Professional services                            57,277           23,198
   Federal insurance premium                        21,986          20,639
   State ad valorem taxes                           12,018           10,377
   Other                                            54,795           37,286
                                               -----------      -----------
     Total other expenses                          362,032          275,792
                                               -----------      -----------
        Income before income taxes                 204,125          115,659
Income tax expense                                  64,051           41,263
                                               -----------      -----------
        Net income                            $    140,074     $     74,396
                                               ===========      ===========
Net income per share                          $       0.44     $       0.23
                                               ===========      ===========
Weighted average common share
  outstanding                                      323,137          317,667


                             PENFED BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Six months ended
                                                            June 30
                                                  -----------      -----------
                                                     1996             1995
                                                  -----------      -----------
Cash flows from
  operating activities:                           $   (45,871)       $  85,559
                                                  -----------      -----------
Cash flows from investing activities:
  Securities                                         ( 87,821)        (641,283)
  Loans receivable                                 (1,303,724)      (2,281,289)
  Purchases equipment                                       0         (154,800)
                                                  -----------      -----------
    Net cash used investing activities:            (1,391,545)      (3,077,372)

Cash flows from financing activities:
  Deposits                                            646,498          717,425
  Advances from FHLB                                  900,000         (400,000)
  Net proceeds from stock conversion                        0        2,153,327
                                                  -----------      -----------
           Net cash used in financing activities    1,546,498        2,470,752

  Net cash and cash equivalents                       109,382         (521,061)

Cash and cash equivalents at
  beginning of period                                 595,960          901,500
                                                  -----------      -----------
   Cash and cash equivalents at
     end of period                               $    705,342     $    380,439
                                                  ===========      ===========

PENFED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The accompanying consolidated financial statements of Penfed Bancorp, Inc.
(the "Corporation") and Pendleton Federal Savings Bank (the subsidiary, "Savings Bank") have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995.

Allowance for Loan Losses:

An analysis of the changes in the loan loss allowance for the six months ended June 30, 1996 follows:

                               Three Months Ended        Six Months Ended
                                 1996       1995          1996       1995

Beginning balance           $   109,063  $   97,063    $ 106,063  $  94,063

Provision                         3,000       3,000        6,000      6,000
                              ---------   ---------     --------   --------
Ending balance              $   112,063  $  100,063      112,063    100,063
                              =========   =========     ========   ========

Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for Mortgage Servicing Rights, an amendment to SFAS 65. The Company elected to adopt SFAS 122 for its financial statement reporting in the first quarter of 1996. SFAS 122 prohibits retroactive application. Accordingly, the Company's financial statement reporting for the year of 1995 was accounted for under the original SFAS 65. As a consequence, the Company's 1996 results are not directly comparable to the results of 1995. Net income for 1996 was increased by approximately $11,000 as a result of the adoption.

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


Financial Condition

Total assets increased by 5.6% during the quarter ended June 30, 1996. Loans receivable and investment securities increased 5.6% and 48.8%, respectively. Mortgage-backed securities decreased 5.9%. Deposits increased 3.2% and Federal Home Loan Bank advances increased 64.3%.

Due to the continuing marketing efforts of the Bank to take advantage of opportunities for lending growth in its market areas, the Bank's loans receivable balance increased during the second quarter. Fixed rate loans are generally sold in the secondary market; therefore their origination does not result in increases to the Bank's loan portfolio. During the quarter, the Bank was able to increase its loans receivable balance by originating adjustable rate mortgage loans that are retained in the Bank's loan portfolio. Future increases in the Bank's loans receivable balances will be funded through increased deposits or Federal Home Loan Bank advances, if required. Investment securities increased due to a purchase of a SBA pool and a municipal bond.

The Bank experienced an increase in deposits due to new depositors opening accounts. Management will continue to monitor deposit levels in light of prevailing interest rates and other factors and may choose to increase deposit rates in the future to preserve market share or obtain required levels of cash flows. To the extent that the Bank elects to increase deposit rates in order to attract and/or maintain deposits and to fund future loan growth and other operating needs, interest income may be adversely affected. Currently, however, management does not anticipate the necessity of offering above-market interest rates on deposits.

Stockholders' equity decreased from 19.2% of assets at December 31, 1995 to 18.2% of assets at June 30, 1996. This is due primarily to the increase in loans and treasury stock pruchases.

Although the level of nonperforming loans increased for the second quarter as compared to the same quarter of the prior year, (see table below) overall the Bank continued to experience low loan losses. The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans with the meaning of Statement of Financial Accounting Standards No. 15.

                                               At June 30,
                                          ---------------------
                                            1996         1995
                                          -------      --------
                                          (Dollars in thousands)
Loans accounted for on a
 non-accrual basis                            $ 740     $ 386
Accruing loans which are
 contractually past due 90 days
 or more                                          0        63
                                             --------  --------
Total of non-accrual and 90 days
 past due loans                               $ 740     $ 449
                                             ========  ========
Other real estate owned                           0         0
                                             --------  --------
Total nonperforming assets                    $ 740     $ 449
                                             ========  ========
Ratio of nonperforming loans
 to total loans                                 2.9%      1.9%
                                             ========  ========
Ratio of nonperforming assets
 to total assets                                2.6%      1.8%
                                             ========  ========
Ratio of allowance for loan losses
 to total loans                                 0.4%      0.4%
                                             ========  ========
Ratio of allowance for loan losses
 to nonperforming loans                        15.1%     22.3%
                                             ========  ========

The Bank's total nonperforming loans and total nonperforming assets at June 30, 1996 increased 64.8%, as compared to June 30, 1995. Nonperforming loans at June 30, 1996 increased due to a general increase in delinquencies, however all nonperforming loans are collateralized by residential property. Based on management's review of the value of the underlined collateral and other factors, no losses are expected.

The Bank's allowance for loan losses increased $12,000 from June 30, 1995 to June 30, 1996 and the provision for loan losses remained constant at $6,000 in the first six months of 1996 as compared to the first six-months of 1995. (See "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements).

Results of Operations

Three Months Ended June 30, 1996, Compared to June 30, 1995.

The Corporation's net income for the quarter ended June 30, 1996 decreased 5.9% as compared to the same quarter of 1995 due to a increase in interest expense of 8.1%, an increase in other expenses of 29.1%, offset by an increase in interest income of 7.1% and an in increase in noninterest income of 129.8%, and an decrease in income tax expense of 22.1%.

Net interest income before provision for loan losses increased by   5.9%.  Total
interest income increased 7.1%, due to an increase in the effective rate earned on interest-earning assets. Even though the trend for interest rates was lower for the June 30, 1996 quarter as compared to the same period in 1995, competitive conditions in Pendelton Federal's market area have allowed the Bank to maintain near the same interest rate this quarter as compared to the same period last year. Total interest expense increased 8.1% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits.

Noninterest income increased 129.8% for the three months ended June 30, 1996 as compared to the same quarter of 1995. The primary reason for this increase is late charge income earned on loans, which increased 91.7%.

Other expenses increased by 29.1% for the three months ended June 30, 1996 as compared to the same quarter of 1995. Salaries and benefits increased 11.4% due primarily to the implementation of the Employee Stock Option Plan and Management Recognition Plan. Professional services, principally legal and accounting fees, increased 148.6% due to increased reporting requirements associated with being a public company.

The increase in other expenses, offset by the increase in net interest income along with the increase in noninterest income, combined to result in a decrease in income before income taxes of 11.9%. Income taxes decreased by 12.8% as result of lower profits.

Six Months Ended June 30, 1996, Compared to June 30, 1995.

The Corporation's net income for the six months ended June 30, 1996 increased 96.3% as compared to the same quarter of 1995 due to an increase in net interest income of 35.2% and an increase in noninterest income of 212.6%, offset by an increase in other expenses of 33.1% and an increase in income tax expense of 55.2%.

Net interest income before provision for loan losses increase by 35.2%. Total interest income increased 18.4%, due to an increase in the effective rate earned on interest-earning assets. Even though the trend for interest rates was lower for the first six months as compared to the same period in 1995, competitive conditions in Pendelton Federal's market area have allowed the Bank to maintain near the same interest rate this six months as compared to the same period last year. Total interest expense increased 6.7% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits.

Noninterest income increased 192.8% for the six months ended June 30, 1996 as compared to the first quarter of 1995. The primary reason for the increase is late charge income earned on loans, which increased 110.2%

Other expenses increased by 33.1% for the six months ended June 30, 1996 as compared to the same period of 1995. Salaries and benefits increased 21.3% due primarily to the implementation of the Employee Stock Option Plan and Management Recognition Plan. Professional services, principally legal and accounting fees, increased 146.9% due to increased reporting requirements associated with being a public company.

The increase in net interest income along with the increase in noninterest income, offset by the increase in other expenses, combined to result in an increase in income before income taxes of 78.3%. Income taxes increased by 55.2% as a result of higher profits.

Liquidity and Capital Resources

Liquidity

Pendleton Federal is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's regulatory liquidity at June 30, 1996 and December 31, 1995 was 6.28% and 6.24%, respectively. Management believes that the Bank has an adequate level of liquidity to meet anticipated cash flow needs.

Capital Resources

The Office of Thrift Supervision ("OTS") imposes regulations which provide that savings associations must maintain certain levels of capital. The regulations include a leverage limit, a tangible capital requirement and a risk-based capital requirement. Specifically, the regulations provide that savings associations must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets and a combination of core and supplementary capital equal to 8% of risk weighted assets. Pendleton Federal is in compliance with these capital regulations.

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



                               June 30,      December 31,
                                 1996            1995
                            --------------  --------------
                            Amount     %    Amount     %
                            -------  -----  -------  -----
Tangible capital             $5,089  18.2    $5,103  19.2
Tangible capital
 requirement                    421   1.5       398   1.5
                             ------  ----    ------  ----
Excess                       $4,668  16.7    $4,705  17.7
                             ======  ====    ======  ====
Core capital                 $5,089  18.2    $5,103  19.2
Core capital
 requirement                    841   3.0       797   3.0
                             ------  ----    ------  ----
Excess                       $4,248  15.2    $4,307  16.2
                             ======  ====    ======  ====
Tangible capital             $5,089          $5,103
Allowance for loan loss         112             106
                             ------  ----    ------  ----
Total capital
 (core and supplemental)      5,201  32.3     5,209  33.9
Risk-based requirement        1,285   8.0     1,228   8.0
                             ------  ----    ------  ----
Excess                       $3,916  24.3    $3,981  25.9
                             ======  ====    ======  ====

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Asset/Liability Management

Pendleton Federal's future financial performance depends to a large extent on how successful the Bank is in limiting the sensitivity of the Bank's earnings and net asset value to changes in interest rates. Such sensitivity may be analyzed by examining the amount by which the market value of the Bank's portfolio equity changes given an immediate and sustained change in interest rates. At March 31, 1995, (the most recent report available) the Bank's market value of portfolio equity would decrease by $416,000 or 8.0% and increase by $384,000 or 7.0% given a 200 basis point immediate and sustained increase or decrease, respectively, in interest rates. Based on this analysis, management believes that the Bank has an acceptable level of interest rate risk and is adequately protected from the effects of interest rate fluctuations.

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


                              PENFED BANCORP, INC.


August 8, 1996                   /s/ David C. Wills
- -------------                 -------------------------
Date                          David C. Wills
                              President and Chief Executive Officer
                              (Duly Authorized Officer)


August 8, 1996                   /s/ Leann Banta
- -------------                 -------------------------
Date                          Leann Banta
                              Secretary and Controller
                              (Principal Financial Officer)