Form 10QSB
period 1996-09-30
PENFED BANCORP INC
filed 1996-11-25
CIK 933158

TOTAL NUMBER OF PAGES 17

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended September 30, 1996
                                             ------------------
                                      OR

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

                                      N/A
         ----------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---    ---

   Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at November 14, 1996
      ------------------------         --------------------------------
      Common Stock, $0.01 Par Value          304,881 Common Share

                             PENFED BANCORP, INC.


                                     INDEX


Part I     Financial Information                               Page

  Item 1     Unaudited Consolidated Financial Statements

             Consolidated Statements of Financial Condition,
               September 30, 1996 and December 31, 1995          1

             Consolidated Statements of Income, Three Months
               Ended September 30, 1996 and 1995                 2

             Consolidated Statements of Income, Nine Months
               Ended September 30, 1996 and 1995                 3

             Consolidated Statements of Cash Flows,
               Nine Months Ended September 30, 1996 and 1995     4

             Notes to Consolidated Financial Statements          5

   Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations               7

Part II      Other Information                                  14

Signatures                                                      15

                        PENFED BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  ASSETS
                                                September 30        December 31
                                                   1996                1995
                                                (unaudited)
                                                -----------        -------------

Cash and balances with banks                      $  290,672        $  248,547
Interest-bearing deposits
  in other depository institutions                   282,104           347,413
Investment securities, held to maturity              369,657           250,000
Mortgage-backed securities, held to maturity         655,478           578,671
Federal Home Loan Bank capital stock                 239,700           224,500
Loans receivable, net                             26,257,068        24,339,783
Office property and equipment, at cost,
  less accumulated depreciation                      345,191           379,033
Real Estate Owned                                         0             59,948
Mortgage servicing rights                             15,430                0
Other assets                                         160,368           122,455
                                                  ----------        ----------
       Total assets                             $ 28,615,668       $26,550,350
                                                  ==========        ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                            $      4,306,269       $ 3,630,984
Certificates of deposit                           15,949,201        16,289,193
 Advances from Federal Home Loan Bank              3,100,000         1,400,000
SAIF Assessment                                      114,183                0
Other liabilities                                    184,526           127,195
                                                  ----------        ----------
      Total liabilities                           23,654,179        21,447,372

Stockholders' equity:
   Preferred stock, 500,000 shares
     authorized and unissued
   Common stock, $.01 par value, 2,000,000
     shares authorized; 345,000 shares issued;
     304,881 shares outstanding at
     September 30, 1996 and 320,474 shares
     outstanding at December 31, 1995                  3,450             3,450
   Additional paid in capital                      3,114,519         3,109,755
   Retained income, substantially restricted       2,233,646         2,235,233
   Employee Stock Ownership Plan                    (216,300)         (244,260)
   Treasury stock                                   (173,826)           (1,200)
                                                 -----------        ----------
      Total stockholders' equity                   4,961,489         5,102,978
                                                  ----------        ----------
Total liabilities and                           $ 28,615,668       $26,550,350
     stockholders' equity                         ==========       ===========



                             PENFED BANCORP,INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                       Three months ended
                                                           September 30

                                                  ----------         ----------
                                                     1996               1995
                                                  ----------         ----------
Interest on loans                                 $  553,991        $  476,954
Interest on investment securities                     17,640            19,255
Interest on
 interest-bearing deposits
  in other depository institutions                     5,553             3,827
Other interest income                                  4,100             6,226
                                                    --------          --------
  Total interest income                              581,284           506,262
                                                    --------          --------
Interest on savings deposits and advances:
  NOW accounts                                         4,783             2,324
  Savings accounts                                    20,721            18,651
  Certificates                                       236,683           234,247
  Federal Home Loan Bank Advances                     35,211            35,488
                                                    --------          --------
    Total interest expense                           297,398           290,710
                                                    --------          --------
           Net interest income                       283,886           215,552
                                                    --------          --------
Provision for loan losses                              9,000             3,000
                                                    --------          --------
    Net interest income after
      provision of loan losses                       274,886           212,552
                                                    --------          --------
Noninterest income                                    23,930            12,426
                                                    --------          --------
Other expenses:
  Salaries and benefits                               74,505           118,967
  Occupancy expense                                   15,152            13,283
  Equipment and data processing                       12,228            10,264
  Professional services                               15,852            22,729
  Federal insurance premium                           11,875             9,993
  State ad valorem taxes                               7,058             5,189
  SAIF Assessment                                    114,183                 0
  Other                                               52,506            22,408
                                                    --------          --------
    Total other expenses                             303,359           202,833
                                                    --------          --------
          Income before income taxes                  (4,543)           22,145
Income tax expense                                       215             5,149
                                                    --------          --------
          Net income                              $   (4,758)       $   16,996
                                                    ========          ========
Net income per share                              $    (0.02)       $     0.05
                                                    ========          ========
Weighted average common share
 outstanding                                         317,585           317,934

                             PENFED BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                Nine months ended
                                                   September 30
                                                   ------------
                                              1996              1995
                                          -----------        ----------
Interest on loans                         $ 1,597,127        $1,347,841
Interest on investment securities              48,564            42,229
Interest on interest-bearing deposits
   in other depository institutions            15,782            10,782
Other interest income                          12,000            27,944
                                           ----------        ----------

   Total interest income                    1,673,473         1,428,796
                                           ----------        ----------
Interest on savings
 deposits and advances:
   NOW accounts                                11,774             5,548
   Savings accounts                            60,039            57,998
   Certificates                               732,657           666,475
   Federal Home Loan Bank Advances             74,085           105,328
                                           ----------        ----------
   Total interest expense                     878,555           835,349
                                           ----------        ----------
      Net interest income                     794,918           593,447
                                           ----------        ----------
Provision for loan losses                      15,000             9,000
                                           ----------        ----------
   Net interest income after
     provision of loan losses                 779,918           584,447
                                           ----------        ----------
Noninterest income                             85,055            31,982
                                           ----------        ----------
Other expenses:
   Salaries and benefits                      234,901           245,367
   Occupancy expense                           50,209            51,336
   Equipment and data processing               39,781            30,103
   Professional services                       73,129            45,927
   Federal insurance premium                   33,861            30,632
   State ad valorem taxes                      19,076            15,566
   SAIF Assessment                            114,183                 0
   Other                                       99,777            59,694
                                           ----------        ----------
     Total other expenses                     664,917           478,625
                                           ----------        ----------
        Income before income taxes            201,097           137,804
Income tax expense                             68,180            46,412
                                           ----------        ----------
        Net income                         $  131,876        $   91,392
                                           ==========        ==========
Net income per share                            $0.42             $0.29
                                           ==========        ==========
Weighted average common
 share outstanding                            321,287           318,113


                             PENFED BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        Nine months ended
                                                           September 30,
                                                  ----------        ----------
                                                     1996              1995
                                                  ----------        ----------
Cash flows from
  operating activities:                           $   59,048        $  163,955
                                                  ----------        ----------
Cash flows from investing activities:
  Securities                                        (196,464)         (625,049)
  Loans receivable                                (2,003,778)       (3,295,058)
  Purchases equipment                                      0          (156,520)
                                                  ----------        ----------
    Net cash used investing activities:           (2,200,242)       (4,076,627)

Cash flows from financing activities:
  Deposits                                           418,010           898,781
  Advances from FHLB                               1,700,000           500,000
  Net proceeds from stock conversion                       0         2,153,327
                                                  ----------        ----------
Net cash used in financing activities              2,118,010         3,552,108

  Net cash and cash equivalents                      (23,184)         (360,564)

Cash and cash equivalents
 at beginning of period                              595,960           901,500
                                                  ----------        ----------
Cash and cash equivalents
 at end of period                                 $  572,776        $  540,936
                                                  ==========        ==========

PENFED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The accompanying consolidated financial statements of Penfed Bancorp, Inc. (the "Corporation") and Pendleton Federal Savings Bank (the subsidiary, "Savings Bank") have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995.

Allowance for Loan Losses:

An analysis of the changes in the loan loss allowance for the nine months ended September 30, 1996 follows:

                                 Three Months Ended        Nine Months Ended
                                   1996           1995         1996       1995

Beginning balance                $ 112,063     $ 100,063    $106,063   $94,063

Provision                            9,000         3,000      15,000     9,000
                                   -------       -------    --------  --------
Ending balance                   $ 121,063     $ 103,063     121,063   103,063
                                   =======       =======     =======   =======

Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for Mortgage Servicing Rights, an amendment to SFAS 65. The Company elected to adopt SFAS 122 for its financial statement reporting in the first quarter of 1996. SFAS 122 prohibits retroactive application. Accordingly, the Company's financial statement reporting for the year of 1995 was accounted for under the original SFAS 65. As a consequence, the Company's 1996 results are not directly comparable to the results of 1995. Net income for 1996 was increased by approximately $15,000 as a result of the adoption.

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


Financial Condition

Total assets increased by 7.8% during the quarter ended September 30, 1996. Loans receivable and investment securities increased 7.9% and 47.9%, respectively. Mortgage-backed securities increased 13.3%. Deposits increased 1.7% and Federal Home Loan Bank advances increased 121.5%.

Due to the continuing marketing efforts of the Bank to take advantage of opportunities for lending growth in its market areas, the Bank's loans receivable balance increased during the third quarter. Fixed rate loans are generally sold in the secondary market; therefore their origination does not result in increases to the Bank's loan portfolio. During the quarter, the Bank was able to increase its loans receivable balance by originating adjustable rate mortgage loans that are retained in the Bank's loan portfolio. Future increases in the Bank's loans receivable balances will be funded through increased deposits or Federal Home Loan Bank advances, if required. Investment securities increased due to a purchase of a SBA pool, a FHLMC pool, and a municipal bond.

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

Stockholders' equity decreased from 19.2% of assets at December 31, 1995 to 17.4% of assets at September 30, 1996. This is due primarily to the increase in loans and treasury stock purchases.

Although the level of nonperforming loans increased for the third quarter as compared to the same quarter of the prior year, (see table below) overall the Bank continued to experience low loan losses. The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans with the meaning of Statement of Financial Accounting Standards No. 15.

                                          At September 30,
                                      ------------------------
                                         1996         1995
                                      -----------  -----------
                                       (Dollars in thousands)

Loans accounted for on a
 non-accrual basis                         $ 671        $ 564
Accruing loans which are
 contractually past due 90 days
 or more                                       0           24
                                           -----        -----
Total of non-accrual and 90 days
 past due loans                            $ 671        $ 588
                                           =====        =====
Other real estate owned                        0           59
                                           -----        -----
Total nonperforming assets                 $ 671        $ 647
                                           =====        =====
Ratio of nonperforming loans
 to total loans                              2.6%         2.7%
                                           =====        =====
Ratio of nonperforming assets
 to total assets                             2.4%         2.4%
                                           =====        =====
Ratio of allowance for loan losses
 to total loans                              0.5%         0.4%
                                           =====        =====
Ratio of allowance for loan losses
 to nonperforming loans                     18.0%        15.9%
                                           =====        =====

                                       8

The Bank's total nonperforming loans and total nonperforming assets at September 30, 1996 increased 14.1% and 3.7%, respectively, as compared to September 30, 1995. Nonperforming loans at September 30, 1996 increased due to a general increase in delinquencies, however all nonperforming loans are collateralized by residential property. Based on management's review of the value of the underlined collateral and other factors, no losses are expected.

The Bank's allowance for loan losses increased $18,000 from September 30, 1995 to September 30, 1996. An additional $6,000 was deposited into the provision for loan losses during the third quarter in order to increase the ratio of allowance for loan losses to nonperforming loans. (See "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements).

Results of Operations

Three Months Ended September 30, 1996, Compared to September 30, 1995.

The Corporation's net income for the quarter ended September 30, 1996 decreased 128.0% as compared to the same quarter of 1995 due to a increase in interest expense of 2.4%, an increase in other expenses of 49.6%, offset by an increase in interest income of 14.9% and an in increase in noninterest income of 92.6%, and an decreased in income tax expense of 95.9%.

Net interest income before provision for loan losses increased by 31.8%. Total interest income increased 14.9%, due to an increase in the volume of outstanding loans. Total interest expense increased 2.4% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits.

Noninterest income increased 92.6% for the three months ended September 30, 1996 as compared to the same quarter of 1995. The primary reason for this increase is Freddie Mac service income, which increased 130.8%.

Other expenses increased by 49.6% for the three months ended September 30, 1996 as compared to the same quarter of 1995 primarily as a result of a special asessment levied by the Federal Deposit Insurance Corporation pursuant to recently enacted legislation designed to recapitalize the Savings Association Insurance Fund ("SAIF"). The asessment, which was levied on all institutions with deposits insured by the SAIF, was set by the FDIC at 0.65% of SAIF-insured deposits as of March 31, 1995 and will be paid November 27, 1996. The effect of this assessment was to reduce the Company's net income for the quarter ended September 30, 1996 by $114,183, or $.36 per share. As a result of this legislation, the Company's deposit insurance premiums will decline significantly commencing on January 1, 1997.

The increase in other expenses, offset by the increase in net interest income along with the increase in noninterest income, combined to result in a decrease in income before income taxes of 115.8%. Income taxes increased by 120.6% as result of lower profits, due to the SAIF assessment.

Nine Months Ended September 30, 1996, Compared to September 30, 1995.

The Corporation's net income for the nine months ended September 30, 1996 increased 44.3% as compared to the same quarter of 1995 due to an increase in net interest income of 33.9% and an increase in noninterest income of 166.0%, offset by an increase in other expenses of 38.9% and an increase in income tax expense of 47.0%.

Net interest income before provision for loan losses increase by 34.0%. Total interest income increased 17.2%, due to an increase in the volume of outstanding loans. Total interest expense increased 5.6% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits.

Noninterest income increased 166.0% for the nine months ended September 30, 1996 as compared to the same quarter of 1995. The primary reason for the increase is Freddie Mac service income, which increased 174.2%.

Other expenses increased by 38.9% for the nine months ended September 30, 1996 as compared to the same period of 1995. Professional services, principally legal and accounting fees, increased 59.2% due to increased reporting requirements associated with being a public company. The effect of the special assessment levied by the FDIC reduced the Company's net income for the nine months ended September 30, 1996 by $114,183, or $.35 per share.

The increase in net interest income along with the increase in noninterest income, offset by the increase in other expenses, combined to result in an increase in income before income taxes of 45.9%. Income taxes increased by 47.0% as a result of higher profits.

Liquidity and Capital Resources

Liquidity

Pendleton Federal is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable savings and borrowings due within one year. The Bank's regulatory liquidity at September 30, 1996 and December 31, 1995 was 5.96% and 6.24%, respectively. Management believes that the Bank has an adequate level of liquidity to meet anticipated cash flow needs.

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

The following table summarizes the Bank's capital requirements and position at September 30, 1996 and December 31, 1995 in accordance with the capital standards imposed by the OTS. Amounts are in thousands.



                                  September 30,       December 31,
                                      1996               1995
                                  ------------        -----------
                                  Amount    %         Amount   %
                                  ------   ----       ------  ----
Tangible capital                  $4,961   17.3       $5,103  19.2
Tangible capital
  requirement                        430    1.5          398   1.5
                                  ------   ----       ------  ----
Excess                            $4,531   15.8       $4,705  17.7
                                  ======   ====       ======  ====
Core capital                      $4,961   17.3       $5,103  19.2
Core capital
  requirement                        861    3.0          797   3.0
                                  ------   ----       ------  ----
Excess                            $4,100   15.2       $4,307  16.2
                                  ======   ====       ======  ====
Tangible capital                  $4,961              $5,103
Allowance for loan loss              121                 106
                                  ------              ------
Total capital
  (core and supplemental)          5,082   30.7        5,209  33.9
Risk-based requirement             1,323    8.0        1,228   8.0
                                  ------   ----       ------  ----
Excess                            $3,759   22.7       $3,981  25.9
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

BIF-SAIF Premium Disparity

On September 30, 1996, Federal legislation was enacted and signed into law which provides a resolution to the disparity in the Bank Insurance Fund and SAIF premiums. In particular, the SAIF-issued institutions, such as the Bank, will pay a one-time assessment of 65.7 cents on every $100 of deposits held at March 31, 1995. Such payment is due no later than November 27, 1996. As a result of the new law the Company will be required to pay approximately $114,000. Assuming the special assessment is tax deductible, the cost, net of income tax benefits, will approximately $75,000. The Company recorded the one-time charge to earnings during the quarter ended September 30, 1996. Also, beginning January 1, 1997 the current annual minimum SAIF premium of 23 basis points will be reduced to approximately 6.5 basis points.

Asset/Liability Management

Pendleton Federal's future financial performance depends to a large extent on how successful the Bank is in limiting the sensitivity of the Bank's earnings and net asset value to changes in interest rates. Such sensitivity may be analyzed by examining the amount by which the market value of the Bank's portfolio equity changes given an immediate and sustained change in interest rates. At June 30, 1996, (the most recent report available) the Bank's market value of portfolio equity would decrease by $713,000 or 13.0% and increase by $650,000 or 12.0% given a 200 basis point immediate and sustained increase or decrease, respectively, in interest rates. Based on this analysis, management believes that the Bank has an acceptable level of interest rate risk and is adequately protected from the effects of interest rate fluctuations.

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


ITEM 1  Legal Proceedings

            None

ITEM 2  Changes in Securities

            None

ITEM 3  Defaults Upon Senior Securities

            None

ITEM 4  Submission of Matters to a Vote of Security Holders

            None

ITEM 5  Other Information

          On October 31, 1996 the Board of Directors of the Registrant authorized the repurchase of up to 17,125 shares of the Registrant's common stock, $0.01 par value, which may become available for repurchase from time to time. Such repurchases are to be effected through open market purchases, megotiated transactions or in such other manner as will comply with applicable law.

ITEM 6  Exhibits and Reports on Form 8-K

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PENFED BANCORP, INC.


November 21, 1996                   /s/ David C. Wills
-------------                 --------------------
Date                          David C. Wills
                              President and Chief Executive Officer
                              (Duly Authorized Officer)


November 21, 1996                   /s/ Leann Banta
-------------                 --------------------
Date                          Leann Banta
                              Secretary and Controller
                              (Principal Financial Officer)