Form 10QSB
period 1997-03-31
PENFED BANCORP INC
filed 1997-07-15
CIK 933158

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                         FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended March 31, 1997
                                        --------------

                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________

        Commission file number:  0-25750
                                 -------

                       PENFED BANCORP, INC.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

            DELAWARE                            61-1275478
     ----------------------------           ------------------
     State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)      Identification No.)

     215 W. Shelby Street, Falmouth, KY             41040
   ------------------------------------------------------------
   (Address of principal executive offices)     (Zip Code)

                          (606) 654-6961
      ---------------------------------------------------
      Registrant's telephone number, including area code)

                               N/A
      ---------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[x]

   Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at July 11,1997
   -----------------------------    ---------------------------
   Common Stock, $0.01 Par Value       297,370 Common Share

                   PENFED BANCORP, INC.


                        INDEX


Part I     Financial Information                            Page

  Item 1   Unaudited Consolidated Financial Statements

           Consolidated Statements of Financial Condition,
           March 31, 1997 and December 31, 1996              1

           Consolidated Statements of Income, Three Months
           Ended March 31, 1997 and 1996                     2

           Consolidated Statements of Cash Flows,
           Three Months Ended March 31, 1997 and 1996        3

           Notes to Consolidated Financial Statements        4

   Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations            7

Part II    Other Information                                13


Signatures                                                  14

                    PENFED BANCORP, INC.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           ASSETS

                                          March 31   *December 31
                                              1997        1996
                                          ----------------------
                                          (unaudited)(unaudited)


Cash and balances with banks           $     644,958   $  270,794
Interest-bearing deposits
  in other depository institutions           887,464    1,474,583
Investment securities, held to maturity      621,878      367,239
Mortgage-backed securities,
  held to maturity                           533,613      644,250
Federal Home Loan Bank capital stock         248,100      243,900
Intrieve stock                                15,000       15,000
Loans receivable, net                     27,339,839   27,090,955
Office property and equipment, at cost,
  less accumulated depreciation               85,710      339,239
Other real estate owned                            0       31,464
Mortgage servicing rights                     23,408       19,289
Other assets                                  85,137        8,716
                                         -----------   ----------
   Total Assets                         $ 30,485,107  $30,505,429
                                         ===========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                        $  3,976,052  $ 3,437,818
Certificates of deposit                   20,063,941   19,646,039
Advances from Federal Home Loan Bank       1,500,000    2,200,000
Dividend payable                              47,723            0
Other liabilities                            132,626      195,532
                                          ----------   ----------
      Total liabilities                   25,720,342   25,479,389

Stockholders' equity:
   Preferred stock, 500,000 shares
     authorized and unissued
   Common stock, $.01 par value, 2,000,000
     shares authorized; 345,000 shares issued;
     296,680 shares outstanding at
     March 31, 1997 and 306,387 shares
     outstanding at December 31, 1996          3,450        3,450
   Additional paid in capital              3,119,842    3,117,084
Retained income,
substantially restricted                   2,195,123    2,329,856
   Employee stock ownership plan            (197,558)    (208,491)
Treasury stock                              (356,092)    (215,859)
                                          ----------   ----------
      Total stockholders' equity           4,764,765    5,026,040
                                          ----------   ----------
      Total liabilities and              $30,485,107  $30,505,429
        stockholders' equity              ==========  ===========

*See Notes to Consolidated Financial Statements-"General."

                    PENFED BANCORP,INC.
             CONSOLIDATED STATEMENTS OF INCOME
                      (unaudited)

                                              Three months ended
                                                   March 31
                                             ---------------------
                                               1997         1996
                                             --------     --------
Interest on loans                          $   560,954  $ 547,862
Interest on investment securities               12,441     13,276
Interest on interest-bearing deposits
  in other depository institutions              11,139      5,382
Other interest income                           13,127      3,907
                                            -----------  --------
    Total interest income                      597,661    570,427
                                            -----------  --------
Interest on savings deposits and advances:
  NOW accounts                                   4,832      2,967
  Savings accounts                              24,792     19,179
  Certificates                                 272,313    250,008
  Federal Home Loan Bank advances               22,799     20,573
                                            ----------   --------
      Total interest expen                     324,736    292,727
                                            ----------   --------
             Net interest income               272,925    277,700

Provision for loan losses                       25,937      3,000
                                            ----------  --------
    Net interest income after
      provision of loan losses                 246,988    274,700
                                            ----------   --------
Noninterest income                              26,527     31,069
                                            ----------   --------
Other expenses:
  Salaries and benefits                         83,663     78,444
  Occupancy expense                              3,815     18,502
  Equipment and data processing                 14,282     14,141
  Professional services                         16,000     21,527
  Federal insurance premium                        674     10,564
  State ad valorem taxes                         7,002      4,959
  Other                                         27,379     21,610
                                           -----------   --------
    Total other expenses                       152,815    169,746
                                           -----------   --------
         Income before income taxes
          and extraordinary item               120,700    136,022
Income tax expense                              40,387     41,988
                                           -----------   --------
       Income before extraordinary item         80,313     94,035
Extraordinary item-flood loss net of
  income tax benefit of $86,200               (167,329)         0
                                           -----------   --------
Net(loss) income                           $   (87,016)  $ 94,035
                                           ===========   ========
    Income per share before
        extraordinary item                 $      0.26   $   0.29
    Loss per share from extraordinary item $     (0.54)      0.00
                                           -----------   --------
    Net loss (income) per share            $     (0.28)  $   0.29
Weighted average common share              ===========   ========
  outstanding                                  311,155    325,518

*See Notes to Consolidated Financial Statements-"General."

                     PENFED BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited)

                                             Three months ended
                                                 March 31,
                                           ---------------------
                                             1997        1996
                                           ---------    --------
Cash flows from
  operating activities:                   $  32,564  $   (39,470)
                                           ---------    ---------
Cash flows from investing activities:
  Securities                               (144,002)    ( 81,290)
  Loans receivable                         (217,420)    (459,848)
                                          ---------    ---------
    Net cash used investing activities:    (361,422)    (541,138)

Cash flows from financing activities:
  Deposits                                  956,136      873,105
  Payments on advances from FHLB           (700,000)     (50,000)
  Purchases of treasury stock              (140,233)           0
                                         ----------   ----------
    Net cash used in financing
      activities                            115,903      823,105

  Increase(Decrease) in cash and
    cash equivalents                       (212,955)     242,497

Cash and cash equivalents at
  beginning of period                     1,745,377      595,960
                                         ----------    ---------
Cash and cash equivalents at
  end of period                          $1,532,422   $  838,457
                                          =========    =========

*See Notes to Consolidated Financial Statements-"General."

PENFED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The accompanying consolidated financial statements of Penfed Bancorp, Inc. (the "Corporation") and Pendleton Federal Savings Bank (the subsidiary, "Savings Bank") have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

Statement of Financial Condition information at December 31, 1996 is unaudited. As previously reported by the Corporation, audit of the Corporation's financial statements for the fiscal year ended December 31, 1996 has been delayed due to the flooding, in March 1997, of the Licking River in Northern Kentucky, which resulted in significant damage to the properties of the Corporation and the Savings Bank, including numerous financial records necessary to complete the audit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Recent Flooding." There can be no assurance that the information presented for December 31, 1996 in this Form 10-QSB will not require revision as a result of the completion of the audit, which is currently in process. In the event such revision is necessary, the Corporation will file an amendment to this Form 10-QSB incorporating such revision.

Allowance for Loan Losses:

An analysis of the changes in the loan loss allowance for the three months ended March 31, 1997 follows:

                                  Three Months Ended
                                    1997      1996

Beginning balance                 $124,063  $106,063

Provision                           25,937     3,000
                                 ---------  --------
Ending balance                    $150,000  $109,063
                                  ========  ========

Effect of Implementing New Accounting Standards

In June 1996, the FASB issued Statement of Financial Standards
(SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation does not expect the implementation of this statement to have a material affect on the financial statements.


In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (EPS). This statement specifies the computation, presentation, and disclosure requirements for EPS and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, "Earnings Per Share" (IAS
33).

SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used on computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock.

SFAS No. 128 is effective for periods ending, including interim periods after December 15, 1997. Earlier application is not permitted. EPS calculated under SFAS No. 128 are not expected to be materially different from EPS calculated under the current method.

Impact of Deposit Insurance Funds Act of 1996

As a result of the Deposit Insurance Funds Act of 1996, the Secretary of the Treasury has made recommendations for financial modernization involving two options for Congress to consider, one of which would eliminate the thrift charter after two years. Accordingly, the Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a new designed charter. The Savings Bank may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the Office of Thrift Supervision ("OTS"). Regulation by the Federal Reserve could subject the Bank to capital requirements that are not currently applicable to the Company as a holding company level, which business activities currently are not restricted. The Bank is unable to predict whether such initiatives will result in enacted legislation requiring a charter and if so whether the charter change would significantly impact the Company's operations.

Impact of Recent Flooding

On March 2, 1997 a severe storm created flooding on the Licking River in Northern Kentucky. As a result, the Corporation's wholly owned subsidiary, the Savings Bank, experienced significant property damage. The sixty-one inches of water in the Savings Bank's office in the Falmouth, Kentucky severely damaged the internal fixtures of the Savings Bank and numerous financial documents. Collateral properties on several loans held by the Savings Bank were also damaged.

The Savings Bank's office and many of the documents have been reconstructed. The Savings Bank recognized an extraordinary loss of $167,329, which is net of a related income tax benefit of $86,200, as a result of uninsured flood loss. Management estimates that less than 10% of the loans in the Savings Bank's portfolio were adversely affected by the flood. Management attributes this to the geographic diversity of the Savings Bank's loans, in that an increasing percentage of the Savings Bank's loans have been collateralized by properties located outside of Pendleton County in recent years. On the basis of management's assessment of all information currently available to it regarding the Savings Bank's loan portfolio, including the loans affected by the flood, the Corporation added $25,937 to the loan loss allowance during the quarter ended March 31, 1997. Management does not believe that the impact of the flood on the Corporation's future financial condition or results of operations will be material.

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

Impact of Recent Flooding

On March 2, 1997 a severe storm created flooding on the Licking River in Northern Kentucky. As a result, the Corporation's wholly owned subsidiary, the Savings Bank, experienced significant property damage. The sixty-one inches of water in the Savings Bank's office in Falmouth, Kentucky severely damaged the internal fixtures of the Savings Bank and numerous financial documents. Collateral properties on several loans held by the Savings Bank were also damaged.

The Savings Bank's office and many of the documents have been reconstructed. The Savings Bank recognized an extraordinary loss of $167,329, which is net of a related income tax benefit of $86,200, as a result of uninsured flood loss. Management estimates that less than 10% of the loans in the Savings Bank's portfolio were adversely affected by the flood. Management attributes this to the geographic diversity of the Savings Bank's loans, in that an increasing percentage of the loans have been collateralized by properties located outside of Pendleton County in recent years. On the basis of management's assessment of all information currently available to it regarding the Savings Bank's loan portfolio, including the loans affected by the flood, the Corporation added $25,937 to the loan loss allowance during the quarter ended March 31, 1997. Management does not believe that the impact of the flood on the Corporation's future financial condition or results of operations will be material.

Financial Condition

Total assets decreased by .1% during the quarter ended March 31, 1997. Loans receivable and investment securities increased
 .9% and 69.3%, respectively. Mortgage-backed securities decreased 17.2%. Deposits increased 4.2% and Federal Home Loan Bank advances decreased 31.8%. Increase in deposits were used to repay Federal Home Loan Bank advances, and fund a portion of the increase in securities and loan receivable.

Due to the continuing marketing efforts of the Bank to take advantage of opportunities for lending growth in its market areas, the Bank's loans receivable balance increased during the first quarter. Fixed rate loans are generally sold in the secondary market; therefore their origination does not result in increases to the Bank's loan portfolio. During the quarter, the Bank was able to increase its loans receivable balance by originating adjustable rate mortgage loans that are retained in the Bank's loan portfolio. Future increases in the Bank's loans receivable balances will be funded through increased deposits or Federal Home Loan Bank advances, if required. Investment securities increased due to a purchase of a FNMA callable bond.

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

Stockholders' equity for March 31, 1997 was 15.6% as compared to 16.5% at December 31, 1996. The reduction is attributable primarily to the net loss for the March 31, 1997 quarter and to the effects of the Corporation's stock repurchases during the quarter. During the March 31, 1997 quarter, the Corporation repurchased 10,800 shares of common stock for the total price of $140,233 out of existing cash reserves.

The level of nonperforming loans decreased for the first quarter as compared to the same quarter of the prior year. (see table on the next page) The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans with the meaning of Statement of Financial Accounting Standards No. 15.

                                             At March 31,
                                         ---------------------
                                           1997         1996
                                         ----------  ---------
                                         (Dollars in thousands)
Loans accounted for on a
  non-accrual basis                     $    625    $     712
Accruing loans which are
  contractually past due 90 days
  or more                                      0            0
                                         -------     --------
Total of non-accrual and 90 days
  past due loans                        $    625    $     712
                                         =======     ========
Other real estate owned                        0           85
                                         -------     --------
Total nonperforming assets              $    625    $     797
                                         =======     ========
Ratio of nonperforming loans
  to total loans                              2.3%        2.9%
                                         ========    ========
Ratio of nonperforming assets
  to total assets                             2.1%        2.9%
                                         ========    ========
Ratio of allowance for loan losses
  to total loans                              0.6%        0.4%
                                         ========    ========

Ratio of allowance for loan losses
  to nonperforming loans                     24.0%       15.3%
                                         ========    ========


The Bank's total nonperforming loans and total nonperforming assets at March 31, 1997 decreased 12.2% and 21.6%, respectively, as compared to March 31, 1996. Nonperforming loans at March 31, 1997 decreased due to some of the non-accrual loans becoming current. Properties were taken into real estate owned and sold at no loss to the bank. All nonperforming loans are collateralized by residential property. Based on management's review of the value of the underlying collateral and other factors, no losses are expected.

Results of Operations

Three Months Ended March 31, 1997, Compared to March 31, 1996.

The Corporation's net income for the quarter ended March 31, 1997 decreased 192.5% as compared to the same quarter of 1996 due to a increase in interest expense of 10.9%, a decrease in noninterest income of 14.6%, and an extraordinary item-flood loss of $167,329, offset by an increase in interest income of 4.8%.

Net interest income before provision for loan losses decreased by 10.1%. Total interest income increased 4.8%, due to an increase in the volume of outstanding loans. Total interest expense increased 10.9% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits. The Savings Bank during this quarter started paying interest on a promotional certificate of deposit offering that was held in the last quarter of 1996.

The Bank's allowance for loan losses increased 37.5% from March 31, 1996 to March 31, 1997. An additional $23,000 was added to the provision for loan losses during the first quarter in order to increase the ratio of allowance for loan losses to nonperforming loans, and to provide for losses associated with loans affected by the recent flood. See "Impact of Recent Flooding" herein.

Noninterest income decreased 14.6% for the three months ended March 31, 1997 as compared to the same quarter of 1996. The gain on sale of mortgage loans decreased 42.6%, mortgage late charges decreased 18.5%, offset by an increase in Freddie Mac servicing income of 42.2%.

Other expenses decreased by 10.0% for the three months ended March 31, 1997 as compared to the same quarter of 1996. Professional services decreased 25.7%, occupancy expense decreased 79.4%, federal insurance premium decreased 93.6%, offset by an increase in state ad valorem taxes of 41.2%, and other expenses increased 26.7%.

For a discussion of the extraordinary item, see "Impact of Recent Flooding" herein.

The net effect of the extraordinary item-flood loss combined with the increase in interest expense, decrease in noninterest income, and offset by the increase in net interest income resulted in a decrease in net income of 192.5%.

Liquidity and Capital Resources

Liquidity

Pendleton Federal is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable savings and borrowings due within one year. The Savings Bank's regulatory liquidity at March 31, 1997 and December 31, 1996 was 9.01% and 10.68%, respectively. Management believes that the Bank has an adequate level of liquidity to meet anticipated cash flow needs.

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

The following table summarizes the Bank's capital requirements and position at March 31, 1997, and December 31, 1996 in accordance with the capital standards imposed by the OTS.
Amounts are in thousands.

                                 March 31,        December 31,
                                   1997              1996
                             ---------------    ---------------
                             Amount     %        Amount     %
                             -------  ------    --------  -----
Tangible capital            $ 4,447    14.6   $    4,704   15.4
Tangible capital
  requirement                   457     1.5          458    1.5
                             -------  ------    --------  ------
Excess                      $ 3,990    13.1   $    4,246   13.9
                             =======  ======    ========  ======
Core capital                $ 4,447    14.6   $    4,704   15.4
Core capital
  requirement                   915     3.0          915    3.0
                             -------  ------    --------  ------
Excess                      $ 3,532    11.6   $    3,789   12.4
                             =======  ======    ========  ======
Tangible capital            $ 4,447           $    4,704
Allowance for loan loss         150                  124
                             -------            --------
Total capital
  (core and supplemental)     4,597    26.1        4,828   27.8
Risk-based requirement        1,410     8.0        1,392    8.0
                             -------  ------    --------  ------
Excess                      $ 3,187    18.1   $    3,436   19.8
                             =======  ======    ========  ======

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

Effect of Implementing New Accounting Standards

See "Notes to the Consolidated Financial Statements" for
discussion of new accounting standards.
                             11

Asset/Liability Management

Pendleton Federal's future financial performance depends to a large extent on how successful the Bank is in limiting the sensitivity of the Bank's earnings and net asset value to changes in interest rates. Such sensitivity may be analyzed by examining the amount by which the market value of the Bank's portfolio equity changes given an immediate and sustained change in interest rates. At March 31, 1997, (the most recent report available) the Bank's market value of portfolio equity would decrease by $756,000 or 15.0% and increase by $647,000 or 12.0% given a 200 basis point immediate and sustained increase or decrease, respectively, in interest rates. Based on this analysis, management believes that the Bank has an acceptable level of interest rate risk and is adequately protected from the effects of interest rate fluctuations.

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

            None

ITEM 3  Defaults Upon Senior Securities

            None

ITEM 4  Submission of Matters to a Vote of Security Holders

            None

ITEM 5  Other Information

See Item 6 for an update of management's estimated time for completion of the Corporation's fiscal 1996 audit and filing of its 1996 Form 10-KSB.

ITEM 6  Exhibits and Reports on Form 8-K

        Report Item 5 on Form 8-K

Penfed Bancorp, Inc. filed a Form 8-K announcing that the audit of its financial statements for the fiscal year ended December 31, 1996 had been delayed due to the recent flooding of the Licking River in Northern Kentucky, which resulted in significant damage to the properties of the Registrant's wholly owned subsidiary, Pendleton Federal Savings Bank.

The Registrant is in the process of reconstructing the records needed to complete the audit but estimates that the audit will not be completed until the end of July 1997. The Registrant estimates that its Annual Report on Form 10-KSB will be filed with the Securities and Exchange Commission by the end of August 1997.


            Exhibits

            Exhibit 11 - Computation of Earnings per share

            Exhibit 27 - Financial Data Schedule

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PENFED BANCORP, INC.


June 25, 1997            /s/ David C. Wills
-------------            --------------------
Date                     David C. Wills
                         President and Chief Executive Officer
                         (Duly Authorized Officer)