Form 10KSB
period 1996-12-31
PENFED BANCORP INC
filed 1997-10-06
CIK 933158

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

                          Commission File No. 0-25750

                             PENFED BANCORP, INC.
---------------------------------------------------------------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               Delaware                                    61-1275478
             ------------                               ---------------
   (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

215 W. Shelby Street, Falmouth, Kentucky                 41040-1238
-----------------------------------------                ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (606) 654-6961
                                                         --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
    ----     -----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1996:  $2,310,674

As of September 30, 1997, the aggregate market value of the 294,378 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $3,826,914 based on recent sale prices. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 31, 1996: 306,387

Transitional Small Business Disclosure Format   Yes            No   X
                                                    -------       ------

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

GENERAL

     PENFED BANCORP, INC. Penfed Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1994. On March 23, 1995, Pendleton Federal Savings Bank ("Pendleton Federal" or the "Bank") converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. The Company does not currently maintain offices separate from those of the Bank or employ any persons other than its officers, who are not separately compensated for such service.

     The Company's main office and telephone number are the same as Pendleton Federal's main office (see below). At December 31, 1996, the Company had total assets of $30.5 million and retained earnings of $5.0 million.

     PENDLETON FEDERAL SAVINGS BANK. Pendleton Federal opened for business in 1913. The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans secured primarily by one- to four-family residential properties located in its market area, construction loans and savings account loans. Pendleton Federal's business strategy is to operate a well capitalized, profitable community savings association dedicated to financing home ownership in its market area and providing quality service to its customers. At December 31, 1996, the Bank had deposits of $23.1 million and net loans receivable of $27.0 million.

     Pendleton Federal's executive offices are located at 215 W. Shelby Street, Falmouth, Kentucky 41040-1238, and its telephone number is (606) 654-6961.

IMPACT OF FLOODING

     On March 2, 1997 a severe storm created flooding on the Licking River in Northern Kentucky. As a result, the Company's wholly owned subsidiary, the Savings Bank, experienced significant property damage. The sixty-one inches of water in the Savings Bank's office in Falmouth, Kentucky severely damaged the internal fixtures of the Savings Bank and numerous financial documents. Collateral properties on several loans held by the Savings Bank were also damaged.

     The Savings Bank's office and many of the documents have been reconstructed. During the first quarter of fiscal year 1997 the Savings Bank recognized an extraordinary loss of $167,329, which is net of a related income tax benefit of $86,200, as a result of uninsured flood loss. Management estimates that less than 10% of the loans in the Savings Bank's portfolio were adversely affected by the flood. Management attributes this to the geographic diversity of the Savings Bank's loans, in that an increasing percentage of the Savings Bank's loans have been collateralized by properties located outside of Pendleton County in recent years. On the basis of management's assessment of all information currently available to it regarding the Savings Bank's loan portfolio, including the loans affected by the flood, the Company added $25,937 to the loan loss allowance during the quarter ended March 31, 1997. Management does not believe that the impact of the flood on the Company's continuing financial condition or results of operations will be material.

MARKET AREA

     The Bank considers its primary market area to consist of Pendleton County, Kentucky and surrounding counties within a radius of approximately 75 miles. These counties incorporate urban, suburban and rural areas. The economy of this area has been relatively stable in recent years. Pendleton County serves as a "bedroom" community for residents commuting north to Cincinnati, Ohio and south to the Lexington, Kentucky area. The relative diversity of industries and other sources of employment in these areas has had a stabilizing influence on the economy of the Bank's market area.

LENDING ACTIVITIES

     General.   Pendleton Federal's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing one- to four-family residential properties in its primary market area. The Bank also originates loans secured by savings accounts at the Bank.

     Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1996, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.


                                            At December 31,
                             ----------------------------------------------
                                      1995                      1996
                             -------------------------  -------------------
                                Amount          %          Amount       %
                             --------------  ---------  ------------  -----
Real estate loans:
 Construction..............  $ 1,790,360          7.2%  $ 3,267,700   11.5%
 One- to four-family
  residential..............   20,667,143         82.8    21,817,915   76.9
 Agricultural (farm).......    1,435,587          5.8     1,838,743    6.5
 Multi-family residential..      604,587          2.4       574,375    2.0
 Non-residential property
  (excluding land).........      295,909          1.2       553,298    2.0

Consumer loans:
 Savings account loans.....      142,688          0.6       123,705    0.5
 Secured loans.............           --           --       175,160    0.6
                             -----------        ------  -----------  ------
                              24,936,274        100.0%   28,350,896  100.0%
                             ===========                ===========

Less:
 Loans in process..........      490,427                  1,238,610
 Loan loss reserve.........      106,064                    124,063
                             -----------                -----------
   Total...................  $24,339,783                $26,988,223
                             ===========                ===========

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                              Due After
                            Due during the  1 year through  Due after 5
                             year ending    5 years after   years after
                             December 31,    December 31,   December 31,
                                 1997            1996           1996       Total
                            --------------  --------------  ------------  -------
                                                   (In thousands)
Real estate mortgage......          $   26           $ 591       $21,201  $21,818
Real estate construction..           3,268              --            --    3,268
Agricultural real estate..              12              50         1,777    1,839
Multifamily residential...              --              --           574      574
Non-residential property
 (excluding land).........              --              --           553      553
Savings accounts..........              68              56            --      124
Secured loans.............              35             140            --      175
                                    ------           -----       -------  -------
  Total...................          $3,409           $ 837       $24,105  $28,351
                                    ======           =====       =======  =======
--------------------

(1) Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

     The next table sets forth at December 31, 1996, the dollar amount of all loans due one year or more after December 31, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                                           Predetermined    Floating or
                                               Rate       Adjustable Rates
                                           -------------  ----------------
                                                  (In thousands)

          Real estate mortgage......           $283           $21,509
          Agricultural real estate..             --             1,827
          Multi-family residential..             --               574
          Non-residential property..             --               553
          Savings account...........             --                56
          Secured loans.............             --               140
                                               ----           -------
              Total.................           $283           $24,659
                                               ====           =======

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, "due-on-sale" clauses in mortgage loans generally give Pendleton Federal the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid.

     One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one-
to four-family residential properties.   At December 31, 1996, $21.8 million, or
76.9%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

     Pendleton Federal has sought to build an interest rate-sensitive loan portfolio by originating adjustable-rate mortgage loans (i.e., ARMs). As of December 31, 1996, approximately 91.4% of the mortgage loan portfolio was comprised of ARM loans. Pendleton Federal's ARM loans have an interest rate that adjusts periodically to the index value of the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgage loans are adjustable once a year with a limitation on upward or downward adjustments of two percentage points per adjustment, and a lifetime cap of five or six percentage points.

     The retention of ARMs in the portfolio helps reduce Pendleton Federal's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. Although ARMs allow Pendleton Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceiling contained in ARM contracts. Accordingly, there can be no assurance that yields on Pendleton Federal's ARM's will adjust sufficiently to compensate for increases in its cost of funds.

     To satisfy customer demand for long term, fixed rate mortgage loans, the Bank originates fixed rate mortgage loans for sale in the secondary mortgage market. The Bank retains the servicing on such loans.

     Generally, Pendleton Federal originates residential mortgage loans with loan-to-value ratios of 80% or less. At December 31, 1996, one- to four-family real estate loans totaled $21.8 million, or 76.9%, of the Bank's loan portfolio.

     Construction Loans. Pendleton Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties. Such loans converting to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At December 31, 1996, the Bank's loan portfolio included $3.3 million of loans secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower is not required to make monthly payments. Interest is paid monthly. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At December 31, 1996, construction loans totaled $3.3 million, or 11.5%, of the Bank's loan portfolio.

     Savings Account Loans. The Bank makes savings account loans for terms corresponding with the term of the underlying certificate account for up to 90% of the face amount of the certificate. The interest rate charged on these loans is normally two percentage points above the rate paid on the certificate account and the account must be pledged as collateral to secure the loan. These loans are payable on demand. At December 31, 1996, savings account loans totaled approximately $124,000, or 0.5%, of the Bank's loan portfolio.

     Agricultural Real Estate (Farm) Loans. The Bank has also made loans for the purchase of agriculture-related real estate, and made 16 of these loans during fiscal year 1996. All of the Bank's agricultural real estate loans are performing in accordance with their terms.

     In originating farm loans, the Bank considers, among other things, the debt service coverage of the borrower's cash flow, the appraised value of the underlying property and the Bank's experience with and knowledge of the borrower. At December 31, 1996, agricultural real estate loans totaled approximately $1,839,000, or 6.5%, of the Bank's loan portfolio.

     Agricultural real estate loans are generally larger and involve a greater degree of risk than single-family residential mortgage loans. Payments on an agricultural real estate loan depend to a large degree on the results of operations of the related farm, and repayment is therefore subject to adverse economic or weather conditions as well as market prices for agricultural products, which can be highly volatile.

     Other Loans. In the past, Pendleton Federal actively originated multi-family residential loans, and at December 31, 1996, the Bank had approximately $574,000 of such loans in its portfolio. Such loans were generally made to individuals and are secured by first mortgages on small apartment buildings. Currently, the Bank does not actively solicit such loans, and management believes that any such loans would be originated by the Bank only as an accommodation to stable customers who request them.

     During 1996, the Bank originated three loans secured by nonresidential properties located in the Bank's market area. One of these loans was secured by a church and the other two by retail stores. The aggregate balance of these loans was approximately $553,000 at December 31, 1996. All are performing in accordance with their terms.

     Loans secured by non-residential properties generally involve a greater degree of risk than single-family mortgage loans due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Further, the repayment of loans secured by non-residential property is typically dependent upon the successful operation or management of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Consumer Loans. During 1996, the Bank began originating consumer loans, primarily including small unsecured and automobile loans. The aggregate balance of these loans was approximately $175,000 at December 31, 1996.

     Loan Solicitation and Processing. Loan originations are derived from a number of sources, including walk-in customers and referrals by realtors, depositors and borrowers. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank.

     All mortgage loans in amounts exceeding $20,000 are required to be presented to the Board of Directors for final approval. The president has the authority to approve loans in amounts under $20,000 if the Bank already has the first mortgage on the collateral property; these loans are required to be subsequently ratified by the Board. Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to change if the loan is not funded within 30 days after approval. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for loans secured by real estate.

     Originations, Purchases and Sales of Loans . The following table sets forth certain information with respect to originations of loans during the periods indicated. During such periods, no loans were purchased.

                                          Year Ended December 31,
                                          -----------------------
                                             1995        1996
                                          ----------  -----------

Real estate loans:
  Construction..........................  $3,424,360  $ 5,162,000
  One- to four-family...................   4,654,043    7,579,040
  Agricultural real estate..............     510,600      523,000
  Savings account loans.................     175,001       70,560
  Multifamily residential...............     155,000           --
  Non-residential property  (excluding
      loans)............................     372,500      508,600
  Secured loans.........................          --      199,800
                                          ----------  -----------
             Total loans originated.....  $9,291,504  $14,043,000
                                          ==========  ===========

Loans sold:
 Whole loans............................  $3,246,350  $ 3,266,663
 Participation loans....................          --           --
                                          ----------  -----------
            Total loans sold(1).........  $3,246,350  $ 3,266,663
                                          ==========  ===========

---------
(1) Represents fixed-rate single-family loans originated by the Bank for sale in the secondary mortgage market.

     Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     In addition to the interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and fees for miscellaneous services related to its loans. The Bank charges an origination fee for its adjustable-rate mortgage loans and fixed rate mortgage loans.

     Further, management plans to continue to originate fixed rate loans for sale in the secondary mortgage market and believes that servicing fee income will become an increasingly important source of funds as the Bank's involvement in fixed rate loan sales grows.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a monthly basis, and at the end of each quarter prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At December

31, 1996 the Bank had approximately $116,000 and $550,000 in assets classified as special mention and substandard, respectively, and no loans classified as doubtful or loss. All loans classified as substandard at December 31, 1996 were secured by single-family residences.

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                         Year Ended December 31,
                                         -----------------------
                                             1995        1996
                                         ------------ -----------

Balance at beginning of period.........  $ 94,064        $106,064
Loans charged-off:
  Real estate -- mortgage:
    Residential........................        --              --
    Commercial.........................        --              --
                                         --------        --------
Total charge-offs......................  $     --        $     --
                                         ========        ========
Recoveries:
  Real estate -- mortgages:
    Residential........................        --              --
    Commercial.........................        --              --
                                         --------        --------
Total recoveries.......................  $     --        $     --
                                         ========        ========

Net loans charged-off..................        --              --
                                         --------        --------

Provision for possible loan losses.....    12,000          18,000
                                         --------        --------
Balance at end of period...............  $106,064        $124,064
                                         ========        ========

Ratio of net charge-offs to average
  loans outstanding during the period..       N/A              NA
                                         ========        ========

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                              At  December 31,
                                        -------------------------------------------------------
                                                   1995                            1996
                                        ----------------------------     ----------------------
                                                         Percent                      Percent
                                                         of Loans                     of Loans
                                                       in Category                  in Category
                                                         to Total                     to Total
                                          Amount         Loans(1)         Amount      Loans(1)
                                        -----------     ------------     --------     ---------

Real estate - mortgage:
  Residential.........................     $ 99,700         94.0%        $116,620      94.0%
  Commercial..........................
Real estate - construction............        6,364          6.0            7,444       6.0
                                           --------                      --------
     Total allowance for loan losses..     $106,064                      $124,064
                                           ========                      ========


     Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. Loans are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at fair value which establishes a new cost basis. Any required write-down of the loan to the appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                                       At December 31,
                                                                     ------------------------------------------------
                                                                         1995                              1996
                                                                         ----                              ----
Loans accounted for on a non-accrual basis:
  Real estate:
    Residential.................................                      $707,607                          $810,484
    Commercial..................................                            --                                --
                                                                      --------                          --------
      Total.....................................                      $707,607                          $810,484(1)
                                                                      ========                          ========

Accruing loans which are contractually
  past due 90 days or more:
  Real Estate:
    Residential.................................                      $     --                          $    --
    Commercial..................................                            --                               --
                                                                      --------                         --------
      Total.....................................                      $     --                          $    --
                                                                      --------                         --------

Total of nonaccrual and 90 days past due loans..                      $707,607                         $810,484
                                                                      ========                         ========
Percentage of total loans.......................                           2.9%                             3.0%
                                                                      ========                         ========
Other non-performing assets (2).................                      $ 59,948                         $ 31,464
                                                                      ========                         ========

------------------------
(1) All nonperforming loans are collateralized by one- to four-family residential property. Based on management's review of the value of the underlying collateral and other factors, no losses are expected.
(2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at fair value less estimated costs of sale.

     There are no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured at December 31, 1996.

INVESTMENT ACTIVITIES

     Pendleton Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation -- Regulation of the Bank -- Liquidity Requirements."

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the Chief Executive Officer.

     It is management's intention, and the Company has the ability, to hold all of its investment security portfolio to maturity. In accordance with SFAS No. 115, effective January 1, 1994, the Company classified its investments portfolio as held to maturity. The Company's investment securities are thus recorded at cost, adjusted for amortization of premiums and accretion of discounts on a method which approximates the interest method over the term of the related security. For further information, see Notes 1, 2 and 3 of Notes to Financial Statements.

     The following table sets forth the carrying value of the Company's investments and FHLB stock at the dates indicated.

                                                                           At December 31,
                                                          ----------------------------------------
                                                              1995                         1996
                                                          -----------                   ----------
Investment securities:
  U.S. government and agency securities, including
    mortgage-backed securities......................       $  828,671                   $1,011,489
                                                           ----------                   ----------
      Total investment securities...................          828,671                    1,011,489
                                                           ----------                   ----------
Interest-earning deposits and certificates..........          347,413                    1,474,583
FHLB stock..........................................          224,500                      243,900
                                                           ----------                   ----------
      Total investments.............................       $1,400,584                   $2,729,972
                                                           ==========                   ==========


     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1996.

                                                 After One          After Five
                         Less than One Year Through Five Years  Through Ten Years More than Ten Years  Total Investment Portfolio
                          -----------------  -----------------  -----------------  ----------------   -----------------------------
                          Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average   Carrying   Market    Average
                           Value     Yield    Value     Yield     Value    Yield     Value    Yield      Value     Value     Yield
                          --------  -------  --------  --------  --------  ------   -------  -------  ----------  ------    ------
Investment securities:
  U.S. government and
    agency securities...  $219,065  9.00%    $605,782  7.28%    $101,843  9.23%    $84,799   9.73%    $1,011,489  $1,025,592 7.28%
                          --------           --------           --------           -------             ---------  ----------

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, Pendleton Federal derives funds primarily from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

     Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit currently ranging in term from six months to four years. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

     The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate
sensitivity of such deposits.   Interest rates paid, maturity terms, service
fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal
regulations.   The Bank has periodically offered premium rates on deposits in order to fund loan growth.

     The following tables set forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.


                                                Year Ended December 31,
                   ----------------------------------------------------------------------------------
                                    1995                                     1996
                   ---------------------------------------    ---------------------------------------
                    Interest-                 Noninterest-    Interest-                 Noninterest-
                     Bearing                     Bearing       Bearing                     Bearing
                     Demand         Time         Demand        Demand         Time         Demand
                    Deposits      Deposits      Deposits      Deposits      Deposits      Deposits
                   -----------  ------------  -------------  -----------  ------------  -------------

Average balance..  $2,912,046   $15,221,502       $359,758   $3,566,765   $16,630,998       $519,659
Average rate.....        2.69%         5.94%            --%        2.82%         5.88%            --%


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                 Certificates
                Maturity Period                  of Deposits
                ---------------                  -----------

                Three months or less...........   $  324,116
                Over three through six months..      100,000
                Over six through 12 months.....      669,726
                Over 12 months.................      102,225
                                                  ----------
                    Total......................   $1,196,067
                                                  ==========


     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans.

     The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Pendleton Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System."

     The following table sets forth certain information regarding the Bank's FHLB advances (the Bank's only borrowing's outstanding during the periods) at the dates and for the periods indicated.

                                                At or for the
                                          Year Ended December 31,
                                       -----------------------------
                                           1995          1996
                                        ----------   ----------
Amounts outstanding at end of period..  $1,400,000   $2,200,000
                                        ==========   ==========

Weighted average rate paid............     6.0%         7.2%

                                              For the Year Ended December 31,
                                            ----------------------------------
                                                     1995        1996
                                                 ----------    ----------
Maximum amount outstanding at any month end      $3,800,000    $3,400,000
                                                 ==========    ==========


                                             For the Year Ended December 31,
                                            ---------------------------------
                                                 1995             1996
                                              ----------      -----------

Approximate average outstanding.........      $2,100,000      $2,042,000
                                              ==========      ==========

Approximate weighted average rate paid..        6.9%             5.6%

COMPETITION

     The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits and loans in Pendleton County and the other counties in the Bank's market area comes from other savings institutions, credit unions, commercial banks, money market mutual funds, brokerage firms and insurance companies. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.

EMPLOYEES

     As of December 31, 1996, Pendleton Federal had eight full-time employees and no part-time employees, none of whom was represented by a collective bargaining agreement. Pendleton Federal believes that it enjoys good relations with its personnel.

                                 REGULATION

     GENERAL. As a federally chartered savings bank, Pendleton Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. Pendleton Federal must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

PENDING FINANCIAL SERVICES MODERNIZATION LEGISLATION

     Legislation currently under consideration by Congress would repeal the federal thrift charter and require federal savings associations like the Bank to convert to national banks two years after the enactment of the bill. The bill, in its current form, would permit federal thrifts that converted to national banks to exercise any authority which they were legally entitled to exercise immediately prior to such conversion and would not be required to divest any branches. Further, these institutions could continue to branch in any state in which they were located to the same extent as national banks. Unitary savings and loan holding companies, like the Company, could continue to exercise any powers they had prior to their subsidiary becoming a bank by operation of law as long as they did not acquire another bank. Powers of those unitary savings and loan holding companies that were grandfathered, however, could not be transferred to another company which acquires control of the unitary holding company after the effective date of the law. There can be no assurance that this legislation will be passed in its current form. At this time, the Company is unable to predict whether such legislation would significantly impact its operations.

REGULATION OF THE BANK

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (i.e., borrowings) from the FHLB of Cincinnati, whichever is greater. Pendleton Federal was in compliance with this requirement with an investment in FHLB of Cincinnati stock at December 31, 1996 of $243,900.

     The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the OTS and the Board of Directors of the FHLB of Cincinnati. Advances may only be made for the purpose of providing funds for residential housing finance. As of December 31, 1996, Pendleton Federal had $2.2 million in advances outstanding. See -- Deposit Activity and Other Sources of Funds -- Borrowings."

     LIQUIDITY REQUIREMENTS. Pendleton Federal is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. Savings institutions are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1996, the Bank met its reserve requirements.

     QUALIFIED THRIFT LENDER TEST. The Home Owners' Loan Act (the "HOLA") requires savings institutions to meet a qualified thrift lender ("QTL") test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     In order to satisfy, the QTL Test, a savings association must either satisfy the definition of domestic building and loan association under the Internal Revenue Code or its Qualified Thrift Investments must represent at least 65% of portfolio assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. A savings association shall be deemed a QTL as long as its percentage of Qualified Thrift Investments continues to equal or exceed 65% in at least nine out of each 12 months. A savings association that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.
At December 31, 1996, Pendleton Federal was in compliance with the QTL Test.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital. See "-- Prompt Corrective Regulatory Action." The OTS capital rule defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets except for certain mortgage servicing rights.

     The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies ("nonincludable subsidiaries"). As of December 31, 1996, Pendleton Federal had no material investments in or extensions of credit to nonincludable subsidiaries.

     Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, increased by certain goodwill amounts and by a prorated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital, as well as a prorated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8% of risk-weighted assets.

     The OTS risk-based capital rule requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured for this purpose in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Management has determined that, on the basis of current financial data, Pendleton Federal would not be deemed to have more than normal level of interest rate risk under the new rule and will not be required to increase its total capital as a result of the rule.

     In addition to generally applicable capital standards for savings institutions, the Director of the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     At December 31, 1996, Pendleton Federal exceeded all regulatory minimum capital requirements.

     DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the members of the Bank Insurance Fund ("BIF") had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits of SAIF members as of March 31, 1995 in order to fully capitalize the SAIF. Accordingly, the Bank paid the special assessment which resulted in a one-time charge to the Bank of approximately $114,000 pre-tax. The payment of the special assessment by SAIF members fully recapitalized the SAIF and had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than certain servicing rights and purchased credit card receivables and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings association is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

     DIVIDEND RESTRICTIONS. Under OTS regulations, the Bank will not be permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Bank's conversion from mutual to stock form for the benefit of certain depositors of the Bank. In addition, Pendleton Federal is required by OTS regulations to give the OTS 30 days' prior notice of any proposed declaration of dividends to the Company.

     OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (a) 75% of its net income for the previous four quarters; or (b) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its ratio of total capital to assets exceeded its fully phased-in risk-based capital ratio requirement at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Pendleton Federal is a Tier 1 Association. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, Pendleton Federal would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "-- Prompt Corrective Regulatory Action."

     ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a savings institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     TRANSACTIONS WITH RELATED PARTIES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) make a loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

     Further, savings institutions are subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation O on loans to executive officers and the restrictions of 12 U.S.C. (S)1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     The OTS has adopted regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, the OTS measures a savings institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). A savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Bank is classified as "well capitalized" under the OTS regulations.

     SAFETY AND SOUNDNESS GUIDELINES. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

REGULATION OF THE COMPANY

     GENERAL. The Company is a savings and loan holding company as defined by the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See " -- Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, except upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     Under the Bank Holding Company Act of 1956, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment.


                                 TAXATION

FEDERAL INCOME TAXATION

     The Company files a consolidated federal income tax return based on a fiscal year ending December 31.

     On August 21,1996, the Small Business Job Protection Act was signed into law, which repeals the favorable tax bad debt deduction method available to savings banks. The Bank is required to change its tax bad debt method to the experience method under Internal Revenue Code Section 585 effective for the fiscal year ending December 31, 1996. The change in method will result in taxable income of approximately $126,885 representing the excess of the Bank's tax bad debt reserve at December 31, 1996 over the reserve that arose in tax years beginning before December 31, 1987 (base year amount). Generally, the income will be recognized for tax purposes ratably over a six-year period. However, the Bank is permitted to suspend this recognition for two years as it meets the residential loan requirement. A deferred tax liability has been established for the effect of this new legislation.

     As of December 31, 1996, the Bank's bad debt reserve for federal tax purposes was approximately $538,516, of which $411,631 represents the base year amount. A deferred tax liability has not been recognized for the base year amount. If the Bank uses the base year reserve for any reason other than to absorb loan losses, a tax liability could be incurred. It is not anticipated that the reserve will be used for any other purpose.

     The Savings Bank's and the Company's federal corporate income tax returns have not been audited in the past five years.

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Pendleton Federal is subject to an annual Kentucky ad valorem tax. This tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended December 31, 1996, the amount of such expense for the Bank was $26,135.

     Stockholders of the Company who are residents of the Commonwealth of Kentucky may be subject to a Kentucky tax on intangible property, defined for this purpose to include shares of stock in a corporation. The tax is an ad valorem tax based upon the fair market value of the shares held by the individual, and is assessed at a rate of $.25 per $100 in value. All Kentucky residents are urged to consult their own tax and financial advisors as to the applicability of this tax.

     See Note 10 of Notes to Financial Statements included in Exhibit 13 herein.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's sole office at December 31, 1996.

                                          Approximate
                         Year   Owned or    Square
                        Opened   Leased     Footage    Net Book Value
                        ------  --------  -----------  --------------
215 W. Shelby Street     1958    Owned       1,400        $339,239
Falmouth, Kentucky


     During 1997 the Bank purchased one property for approximately $68,000, part of which will be used as additional parking and part of which will be leased. The Bank has another property on contract for approximately $203,000, part of which will be used as a branch office and the remaining space will be leased.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     Although Pendleton Federal, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Pendleton Federal is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS.
-------

MARKET INFORMATION

     At the present time, there is no market in which shares of the Company's common stock are actively traded, nor are there uniformly quoted prices for such shares. Penfed Bancorp, Inc. common stock is listed over-the-counter through the National Daily Quotation System "Pink Sheets", with prices reported under the symbol: PFDB. There are currently 306,387 shares of the common stock outstanding and approximately 183 holders of record of the common stock.

Dividend Information

     The Board of Directors declared dividends of $0.15 per share on February 29, 1996 which was paid on April 12, 1996 to shareholders of record on March 31, 1996 and on August 30, 1996 which was paid on October 11, 1996 to shareholders of record on September 30, 1996.

     Under regulations of the OTS, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below regulatory capital requirements, or the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion. In addition, savings institution subsidiaries of savings and loan holding companies such as the Company are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution, such as the Bank, that, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval to make capital distributions during a calendar year in the amount of
(i) up to 100% of its net earnings to date during the calendar year plus (ii) an amount that would reduce by one-half the amount by which its total capital exceeded its fully phased-in risk-based capital requirement at the beginning of the calendar year. In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. The Company intends to make full use of this favorable tax treatment afforded to the Bank and Company and does not contemplate use of any earnings of the Bank in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

     Although the Company is not subject to these restrictions, the Company's primary source of funds for payment of dividends are dividends from the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.
-------------------------------------------------------------------

GENERAL

     The principal business of the Company consists of accepting deposits from the general public and investing these funds in loans secured by one- to four-family residential properties in the Company's primary market area. The Company also maintains an investment portfolio, most of which is in the form of U.S. government agency securities, FHLB stock and deposit accounts held at other institutions.

     The Company's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan and investment portfolio and interest paid on interest-bearing liabilities. To a lesser extent, the Company's net income is also affected by the level of noninterest income, such as service charges and other fees. In addition, net income is affected by the level of noninterest (general and administrative) expenses.

     The operations of the Company and the entire thrift industry are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest --primarily on competing investments, account maturities, and the levels of personal income and savings in the Company's market area.

     The Company's strategy is to continue to aggressively pursue growth in the Bank's portfolio of single-family residential loans.

RECENT DEVELOPMENTS -- PENDING FINANCIAL SERVICES MODERNIZATION LEGISLATION

     Legislation currently under consideration by Congress would repeal the federal thrift charter and require federal savings associations like the Bank to convert to national banks two years after the enactment of the bill. The bill, in its current form, would permit federal thrifts that converted to national banks to exercise any authority which they were legally entitled to exercise immediately prior to such conversion and would not be required to divest any branches. Further, these institutions could continue to branch in any state in which they were located to the same extent as national banks. Unitary savings and loan holding companies, like the Company, could continue to exercise any powers they had prior to their subsidiary becoming a bank by operation of law as long as they did not acquire another bank. Powers of those unitary savings and loan holding companies that were grandfathered, however, could not be transferred to another company which acquires control of the unitary holding company after the effective date of the law. There can be no assurance that this legislation will be passed in its current form. At this time, the Company is unable to predict whether such legislation would significantly impact its operations.

IMPACT OF FLOODING

     On March 2, 1997 a severe storm created flooding on the Licking River in Northern Kentucky. As a result, Pendleton Federal experienced significant property damage. The sixty-one inches of water in the Bank's office in the Falmouth, Kentucky severely damaged the internal fixtures of the Bank and numerous financial documents. Collateral properties on several loans held by the Bank were also damaged.

     The Bank's office and many of the documents have been reconstructed. The Bank recognized an extraordinary loss of $167,329 during the first quarter of 1997, which is net of a related income tax benefit of $86,200, as a result of uninsured flood loss. Management estimates that less than 10% of the loans in the Bank's portfolio were adversely affected by the flood. Management attributes this to the geographic diversity of the Bank's loans, in that an increasing percentage of the Bank's loans have been collateralized by properties located outside of Pendleton County in recent years. On the basis of management's assessment of all information currently available to it regarding the Bank's loan portfolio, including the loans affected by the flood, the Company added $25,937 to the loan loss allowance during the quarter ended March 31, 1997. Management does not believe that the impact of the flood on the Company's continuing financial condition or results of operations will be material.

ASSET/LIABILITY MANAGEMENT

     Key components of a successful asset/liability strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. Pendleton Federal's lending activities are intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity match between its assets and liabilities. In particular, the Bank emphasizes the origination of one-year adjustable-rate residential mortgage loans, which have far greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. Although customers typically prefer fixed-rate mortgage loans in a decreasing interest rate environment, Pendleton Federal has been successful in originating adjustable-rate loans in recent years. In addition, the Bank has used excess funds to invest in various short-term investments with one to five year maturities.

NET PORTFOLIO VALUE OF EQUITY

     Management also measures the Bank's interest rate risk ("IRR") by computing estimated changes in the net portfolio value of equity ("NPV") in the event of a range of assumed changes in market interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets and liabilities and off-balance sheet items. The IRR computations estimate the effects on the Bank's NPV of sudden and sustained 1% to 4% increases and decreases in market interest rates.

     The following table presents the prospected changes of the Bank's NPV for the various interest rate shock levels at December 31, 1996.



                                   Net Portfolio Value                   NPV as % of PV of Assets
      Change         ---------------------------------------------   --------------------------------
     in Rates          $ Amount         $ Change        % Change        NPV Ratio         % Change
------------------  ---------------  --------------  --------------  ----------------  ---------------

     + 400 bp*               $3,767         (1,566)           (29)%            13.00%          (417) bp

     + 300 bp                 4,278         (1,056)           (20)%            14.46%          (271)

     + 200 bp                 4,712           (622)           (12)%            15.63%          (154)

     + 100 bp                 5,085           (278)            (5)%            16.51%           (66)

         0 bp                 5,334             --             -- %            17.17%            --

     - 100 bp                 5,607            274               5%            17.80%            63

     - 200 bp                 5,920            586              11%            18.51%           134

     - 300 bp                 6,305            971              18%            19.37%           220

     - 400 bp                 6,815          1,481              28%            20.51%           334

--------------
*  Basis points.

             Interest Rate Risk Measures:  200 Basis Point (bp) Rate Shock

                                                             September 30, 1996
                                                             ------------------
           Pre-shock NPV Ratio: NPV as % of PV of Assets......       17.17%
           Exposure Measure: Post-Shock NPV Ratio.............       15.63%
           Sensitivity Measure: Change in NPV Ratio...........      (154) bp
           Change in NPV as % of PV of Assets.................      (2.00)%

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

     Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Savings institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to the Bank's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans are included in the net loan category. Average balances are derived from month-end average balances. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

                                                                      Year Ended December 31,
                                                -------------------------------------------------------------------
                                                               1995                             1996
                                                --------------------------------  ---------------------------------
                                                                         Average                            Average
                                                  Average                 Yield/     Average                Yield/
                                                  Balance     Interest     Cost      Balance     Interest    Cost
                                                -----------  ----------  --------  -----------  ----------  -------
Interest-earning assets:
  Loans receivable............................  $23,038,509  $1,850,871      8.0%  $25,579,583  $2,201,648     8.6%
  Investment securities.......................      250,000      19,775      7.9       258,293      16,444     6.4
  Mortgage-backed securities..................      444,749      32,126      7.2       681,576      51,991     7.6
  Federal Home Loan Bank capital stock........      215,962      14,500      6.7       233,454      16,200     6.9
  Short-term investment and other
    interest-earning assets...................      491,004      36,475      7.4       454,126      24,391     5.4
                                                -----------  ----------            -----------  ----------
    Total interest-earning assets.............   24,440,224   1,953,747      8.0    27,207,032   2,310,674     8.5
                                                             ----------                         ----------
  Non-interest-earning assets.................      915,450                            789,061
                                                -----------                        -----------
    Total assets..............................  $25,355,674                        $27,996,093
                                                ===========                        ===========

Interest-bearing liabilities:
  Deposits....................................  $18,493,306  $  991,622      5.4   $20,717,422  $1,078,769     5.2
  Borrowings..................................    2,100,000     144,087      6.9     2,042,308     115,132     5.6
                                                -----------  ----------            -----------  ----------
     Total interest-bearing liabilities.......   20,593,306   1,135,709      5.5    22,759,730   1,193,901     5.2
Non-interest-bearing liabilities..............      181,437                            182,079
                                                -----------                        -----------
     Total liabilities........................   20,774,743                         22,941,809
Retained earnings.............................    4,580,931                          5,054,284
                                                -----------                        -----------
     Total liabilities and retained earnings..  $25,355,674                        $27,996,093
                                                ===========                        ===========
Net interest income...........................               $  818,038                         $1,116,773
                                                             ==========                         ==========
Interest rate spread..........................                               2.5%                             3.3%
                                                                           =====                            =====
Net yield on interest-earning assets..........                               3.3%                             4.1%
                                                                           =====                            =====
Ratio of average interest-earning assets
  to average interest-bearing liabilities.....                             118.7%                           119.5%
                                                                           =====                            =====

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in interest income and interest expense of Pendleton Federal for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate), (ii) changes in rate (changes in rate multiplied by old volume), (iii) changes in rate/volume (change in rate multiplied by change in volume), and (iv) total change (the sum of the previous columns). Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material difference in the information presented.


                                               Year Ended December 31,
                                         ----------------------------------------
                                              1995       vs.       1996
                                         ----------------------------------------
                                                 Increase (Decrease)
                                                        Due to
                                         ----------------------------------------
                                                                Rate/
                                          Volume      Rate     Volume     Total
                                         --------   --------   -------   --------
Interest Income:
 Loan portfolio........................  $204,145   $132,065   $14,567   $350,777
 Investment securities.................       656     (3,859)     (128)    (3,331)
 Mortgage-backed securities............    17,107      1,800       958     19,865
 Federal Home Loan Bank capital stock..     1,175        486        39      1,700
 Other interest-earning assets.........    (2,740)   (10,103)      759    (12,084)
                                         --------   --------   -------   --------
Total interest-earning assets..........   220,343    120,389    16,195    356,927

Interest expense:
 Savings deposits......................   119,258    (28,664)   (3,447)    87,147
 Borrowings and FHLB
  advances.............................    (3,958)   (25,703)      706    (28,955)
                                         --------   --------   -------   --------
Total interest expense.................   115,300    (54,367)   (2,741)    58,192
                                         --------   --------   -------   --------
Charge in net interest income..........  $105,043   $174,756   $18,936   $298,735
                                         ========   ========   =======   ========

COMPARISON OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

FINANCIAL CONDITION

     Total assets increased by 14.90% during the year ended December 31, 1996. Loans receivable and investments and mortgage-backed securities increased 10.88% and 22.06%, respectively. Deposits increased 16.06% and Federal Home Loan Bank
(FHLB) advances increased 57.14%. The increases in assets were funded by an increase in deposit accounts and FHLB advances.

     The Bank's loans receivable balance increased during 1996 due to management's continued marketing efforts aimed at taking advantage of opportunities for lending growth in the Bank's market areas. During 1996, the Bank was able to increase its loans receivable balance by originating adjustable rate mortgage loans that are retained in its portfolio. Future increases in the Bank's loans receivable balances will be funded through increased deposits or FHLB advances, if required.

     The Bank experienced an increase in deposits largely due to a promotional certificate of deposit offered during the last quarter of the year. Management will continue to monitor deposit levels in light of prevailing interest rates and other factors and may choose to increase deposit rates in the future to
preserve market share or obtain   required levels of cash flows.  To the extent
the Bank elects to increase deposit rates in order to attract and/or maintain deposits to fund future loan growth and other operating needs, interest income may be adversely affected. Currently, however, management does not anticipate the necessity of offering above-market interest rates on deposits.

     Stockholders' equity decreased from 19.22% of assets at December 31, 1995 to 16.50% of assets at December 31, 1996. This is attributable to the Company's repurchase of 19,402 shares of its stock at an aggregate price of $235,105.

     Although the level of nonperforming loans increased during 1996 as compared to 1995 (see table below), the Bank experienced no loan losses during 1996. The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated.

                                                                     At December 31,
                                                                    ----------------
                                                                    1995        1996
                                                                    ----        ----
                                                                   (In thousands)

Loans accounted for on non-accrual basis...................       $ 708        $ 810
Accruing loans contractually past due 90 days or more......         --           --
                                                                  -----        -----
Total of non-accrual and 90 days past due loans............       $ 708        $ 810
                                                                  -----        -----

Other real estate owned....................................          60           31
                                                                  -----        -----
Total nonperforming assets.................................       $ 768        $ 841
                                                                  -----        -----
Ratio of nonperforming loans to total loans................         2.9%         3.1%
Ratio of nonperforming loans to total assets...............         2.7%         2.8%
Ratio of allowance for loan losses to total loans..........          .4%          .5%
Ratio of allowance for loan losses to nonperforming loans..        15.0%        15.3%

     The Bank's total nonperforming loans at December 31, 1996 increased 9.51%, as compared to December 31, 1995. Nonperforming loans at December 31, 1996 increased due to the Bank fully funding the purchase of some of its other real estate owned. The interest on these loans cannot be accrued until a minimum amount of the principal has been paid. All nonperforming loans are collateralized by single-family residential property. On the basis of its analysis of the value of collateral property and other relevant facts, management does not expect significant losses associated with these properties.

     The Bank's allowance for loan losses increased 16.97% from December 31, 1995 to December 31, 1996 and the provision for loan losses increased from $12,000 for the year 1995 as compared to $18,000 for the year ended 1996. The increase was due to management wanting to increase the ratio of allowance for loan losses to nonperforming loans in light of greater loan volume.

RESULTS OF OPERATIONS

     Net Income. Net income increased 33.48% for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase was primarily due to a 36.52% increase in net interest income and a 27.15% increase in noninterest income offset by and 35.91% increase in other expenses.

     Interest Income. Total interest income increased 18.27% for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase was primarily due to higher interest rates and an increase in the volume of loans. The average yield on loans increased from 8.0% in 1995 to 8.6% in 1996. Loan volume increases accounted for $204,145 of the total increase in interest income. Interest on mortgage-backed securities and investment securities increased 31.86% during fiscal 1996 as compared to fiscal 1995, primarily due to a $245,120 increase in average investment balances for the period.

     Interest Expense. Total interest expense increased 5.12% from December 31, 1995 to December 31, 1996. In order to meet competitive rates being paid on deposits in Pendleton County during 1996, the Bank offered a promotional certificate of deposit during the year. The average rate on deposits was 5.4% for 1995 and 5.2% for 1996.

     Non-Interest Income. Non-interest income increased 27.15% for the year ended December 31, 1996, as compared to the year ended December 31, 1995. The increase was primarily due to the implementation of SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement amended FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. The total cost of the mortgage loans to be sold are required to be allocated between the mortgage servicing rights and the loans based on their relative fair value if it is practicable to estimate those fair values. If not, the entire cost is required to be allocated to the mortgage loans.

     Non-Interest Expense. Non-interest expense increased 35.91% for the year ended December 31, 1996, as compared to the year ended December 31, 1995. Salaries and benefits increased 22.07% due to salary raises. Federal insurance premium increased 288.80% due to a one time assessment of $114,000.

     Provision for Loan Losses. The provision for loan losses was $12,000 for the year ended December 31, 1995 and $18,000 for the year ended 1996. Among the many factors considered by management in determining the appropriate level of the provision for loan losses are an analysis of specific loans in portfolio, known and inherent risk in the portfolio, estimated value of the underlying collateral assessment of general trends in relevant real estate markets, and current and prospective economic conditions, including property values, employment and occupancy rates, interest rates and other conditions that may affect a borrower's ability to comply with the repayment terms.

     Income Taxes. Income tax expense increased 37.90% for the year ended December 31, 1996, as compared to the year ended December 31, 1995. The increase was the result of higher profits.

LIQUIDITY AND CAPITAL RESOURCES

     Since the completion of the Conversion the Company has had no business other than that of the Bank and investing the Conversion proceeds retained by it. Management believes that the net proceeds retained by the Company, earnings on such proceeds and principal and interest payments on the ESOP loan, together with dividends that may be paid from the Bank to the Company, will provide sufficient funds for its initial operations and liquidity needs; however, no assurance can be given that the Company will not have a need for additional funds in the future.

     Pendleton Federal's capital ratios are substantially in excess of current regulatory capital requirements. At December 31, 1996, the Bank's tangible and core capital amounted to 15% of adjusted total assets, or 13.5% and 12%, respectively, in excess of the Bank's current 1.5% tangible and 3.0% core capital requirements. Additionally, the Bank's risk-weighted assets ratio was 28% at December 31, 1996, or 20% in excess of the Bank's 8.0% risk-based capital requirement.

     Pendleton Federal's principal sources of funds for operations are deposits from its primary market area, principal and interest payments on loans and proceeds from maturing investment securities. In addition, as a member of the FHLB of Cincinnati, the Bank is eligible to borrow funds from the FHLB of Cincinnati in the form of advances.

     Pendleton Federal is required by OTS regulations to maintain minimum levels of specified liquid assets (currently 5% of deposits and borrowings). Pendleton Federal's liquidity ratio at December 31, 1996, was approximately 10.69%. Management seeks to maintain a liquidity ratio at or near the regulatory minimum as a means of improving the return on the investment of the Bank's assets. The Bank's liquidity was affected by expenditures associated with the reconstruction of its office following the flooding in March 1997, but not to a material extent.

     The Bank's most liquid assets are cash and cash equivalents, which are short term, highly liquid investments with original maturities of less than three months. The level of this asset is dependent on the Bank's operating, financing and investing activities during any given period. At December 31, 1996 and 1995, cash and cash equivalents totaled approximately $1,745,377 and $595,960, respectively.

     An important component of liquidity is provided by operating activities. Net cash provided by operating activities was $331,978 and $338,372 for the years ended December 31, 1996 and 1995, respectively.

     The Company uses cash in its investing activities. The majority of net cash used in investing activities is for the purchase of investment securities and the funding of loans to customers. Net cash used in investing activities was $2,850,811 and $4,119,283 for the years ended December 31, 1996 and 1995, respectively.

     The Company funds investment and loan growth through growth in deposits, borrowings from the Federal Home Loan Bank and in 1995 through its common stock offering. Funds provided by financing activities totaled $3,668,250 and $3,475,371 for years ended December 31, 1996 and 1995, respectively.

     In accordance with the Bank's interest rate risk policy, management emphasizes the origination of one-year adjustable-rate mortgage loans with rate adjustments indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. In response to customer demand for long term, fixed rate mortgage loans in the low interest rate environment then prevailing, in April 1994, the Bank began originating fixed rate mortgage loans for sale in the secondary mortgage market. The Bank retains the servicing on such loans.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation does not expect the implementation of this statement to have a material affect on the financial statements.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (EPS). This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and three percent provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used on computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for periods ending, including interim periods after December 15, 1997. Earlier application is not permitted. EPS calculated under SFAS No. 128 are not expected to be materially different from EPS calculated under the current method.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. If used with related disclosures and other information in the financial statements, the FASB believes that the information provided by reporting comprehensive income should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 31, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. Currently the Company does not have any transactions that meet the definition of comprehensive income. Therefore, there should not be any impact on the financial statements.

ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA


SELECTED FINANCIAL CONDITION DATA

                                                      At December 31,
                                        -------------------------------------------
                                         1992     1993     1994     1995     1996
                                        -------  -------  -------  -------  -------
                                                 (Dollars in thousands)

Total amount of:
 Assets...............................  $18,742  $21,138  $23,172  $26,550  $30,506
 Loans receivable, net................   17,189   19,238   20,999   24,340   26,988
 Cash and investment securities.......    1,183    1,578    1,362    1,070    2,255
 Mortgage-backed securities...........      279      166      108      579      746
 Deposits.............................   16,000   16,760   18,419   19,920   23,120
 FHLB advances........................    1,000    2,400    2,300    1,400    2,200
 Retained earnings - substantially
  restricted..........................    1,593    1,894    2,134    2,236    2,337
Number of:
 Real estate loans outstanding........      540      570      593      720      765
 Savings accounts.....................    1,829    1,840    2,250    2,100    2,264
 Offices..............................        1        1        1        1        1


SELECTED OPERATIONS DATA

                                                 Year Ended December 31,
                                        -------------------------------------------
                                         1992     1993     1994     1995     1996
                                        -------  -------  -------  -------  -------
                                                      (In thousands)

Interest income.......................  $ 1,586  $ 1,547  $ 1,623  $ 1,954  $ 2,311
Interest expense......................      855      786      894    1,136    1,194
                                        -------  -------  -------  -------  -------
Net interest income before provision
 for loan losses......................      731      761      729      818    1,117
Provision for loan losses.............       18       11       12       12       18
Non-interest income...................       14       15       29       61       77
Non-interest expense..................      305      358      384      641      871
                                        -------  -------  -------  -------  -------

Income before income tax expense and
 cumulative effect of change in
 accounting principle.................      422      407      363      226      305
Income tax expense....................      138      138      123       77      107
Cumulative effect of charge in
 accounting principle (1).............       --       32       --       --       --
                                        -------  -------  -------  -------  -------
Net income............................  $   284  $   301  $   240  $   149  $   199
                                        =======  =======  =======  =======  =======

--------------------

(1) Reflects adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

KEY OPERATING RATIOS:


                                                          At or for the
                                                     Year Ended December 31,
                                                   ---------------------------

                                                       1994     1995     1996
                                                       ----     ----     ----
PERFORMANCE RATIOS:
 Return on assets (net income divided by
  average total assets).............................    1.09%     .59%     .71%
 Return on equity (net income divided by
  average equity)...................................   11.89     3.25     3.93
 Equity-to-assets ratio (average equity divided by
  average total assets).............................    9.14    18.07    18.05
 Interest rate spread (combined weighted average
  interest rate earned less combined weighted
  average interest rate cost).......................    3.00     2.50     3.30
 Net interest margin................................    3.37     3.35     4.10
 Ratio of noninterest expense to average
  total assets......................................    1.74     2.53     3.11

ASSET QUALITY RATIOS:
 Nonperforming assets to total assets
  at end of period..................................    1.23     2.89     2.66
 Allowance for loan losses to total
  assets at end of period...........................     .41      .40      .41
 Allowance for loan losses to nonperforming
   loans at end of period...........................   32.94    14.99    15.31
 Allowance for loan losses to total loans
   receivable, net..................................     .45      .44      .46

CAPITAL RATIOS:
 Equity to total assets at end of period............    9.21    19.22    16.50
 Average equity to average assets...................    9.14    18.07    18.05
 Ratio of average interest-earning assets to
  average interest-bearing liabilities..............  108.37   118.68   119.54
 Dividend payout ratio..............................     N/A      .32      .48

                      PENFED BANCORP, INC. AND SUBSIDIARY
             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Penfed Bancorp, Inc.
Falmouth, Kentucky

We have audited the accompanying consolidated statements of financial condition of Penfed Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penfed Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Lexington, Kentucky
July 25, 1997

PENFED BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          December 31,
                                   ASSETS                                            1995               1996
                                                                                 -------------     -------------
 Cash and balances with banks                                                    $     248,547     $     270,794
 Interest-bearing deposits in other depository institutions                            347,413         1,474,583
 Federal Home Loan Bank capital stock                                                  224,500           243,900
 Investments, held-to-maturity (estimated fair value of $251,105 and
      $262,667 at December 31, 1995 and 1996, respectively)                            250,000           265,396
 Mortgage-backed securities, held-to-maturity (estimated fair value of
      $592,929 and $762,925 at December 31, 1995 and 1996, respectively)               578,671           746,093
 Loans receivable, net                                                              24,339,783        26,988,223
 Accrued interest receivable on loans and investments                                   64,909           102,732
 Office property and equipment, at cost, less accumulated depreciation                 379,033           339,239
 Other assets                                                                          117,494            75,070
                                                                                 -------------     -------------
             Total assets                                                        $  26,550,350     $  30,506,030
                                                                                 =============     =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Savings deposits                                                                $   3,630,984     $   4,220,863
 Certificates of deposit                                                            16,289,193        18,898,762
 Advances from Federal Home Loan Bank                                                1,400,000         2,200,000
 Accrued interest on savings accounts and certificates                                  11,689             9,333
 Other liabilities                                                                      93,651           130,067
 Deferred income tax                                                                    21,855            14,224
                                                                                 -------------     -------------
             Total liabilities                                                      21,447,372        25,473,249

 Commitments (Note 5)

 Preferred stock, 500,000 shares authorized and unissued
 Common stock, $.01 par value; 2,000,000 shares authorized; 345,000 shares issued; 320,474  and 306,387 shares outstanding at December 31, 1995
      and 1996, respectively                                                             3,450             3,450
 Additional paid-in capital                                                          3,109,755         3,117,084
 Employee stock ownership plan                                                        (244,260)         (208,490)
 Treasury stock                                                                         (1,200)         (215,859)
 Retained earnings, substantially restricted                                         2,235,233         2,336,596
                                                                                 -------------     -------------
             Total stockholders' equity                                              5,102,978         5,032,781
                                                                                 -------------     -------------
             Total liabilities and stockholders' equity                          $  26,550,350     $  30,506,030
                                                                                 =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

PENFED BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                                            for the years ended
                                                                                                December 31,
                                                                                            1995           1996
                                                                                        ------------   ------------
 Interest on loans                                                                      $  1,850,871   $  2,201,648
 Interest on mortgage-backed securities                                                       32,126         51,991
 Interest on investment securities                                                            19,775         16,444
 Dividends on Federal Home Loan Bank Capital Stock                                            14,500         16,200
 Other interest income                                                                        36,475         24,391
                                                                                        ------------   ------------
         Total interest income                                                             1,953,747      2,310,674
                                                                                        ------------   ------------
 Interest on savings deposits and advances:
    NOW accounts                                                                               8,369         16,743
    Savings accounts                                                                          79,683         83,867
    Certificates                                                                             903,570        978,159
    Federal Home Loan Bank advances                                                          144,087        115,132
                                                                                        ------------   ------------
         Total interest expense                                                            1,135,709      1,193,901
                                                                                        ------------   ------------
         Net interest income                                                                 818,038      1,116,773
                                                                                        ------------   ------------
 Provision for loan losses                                                                    12,000         18,000
                                                                                        ------------   ------------
         Net interest income after provision for loan losses                                 806,038      1,098,773
                                                                                        ------------   ------------
 Noninterest income:
    Net gain on sale of real estate owned                                                        394          1,494
    Gain on sale of loans                                                                                    19,289
    Other income                                                                              60,728         56,931
                                                                                        ------------   ------------
         Total noninterest income                                                             61,122         77,714
                                                                                        ------------   ------------
 Noninterest expenses:
    Salaries and benefits                                                                    282,078        344,336
    Occupancy expense                                                                         74,084         68,556
    Equipment and data processing                                                             42,531         52,372
    Federal insurance premium                                                                 41,096        159,783
    State ad valorem taxes                                                                    20,755         26,135
    Professional services                                                                     90,459         84,123
    Other                                                                                     89,980        135,861
                                                                                        ------------   ------------
         Total other expenses                                                                640,983        871,166
                                                                                        ------------   ------------
         Income before income taxes                                                          226,177        305,321

 Income tax expense                                                                           77,256        106,537
                                                                                        ------------   ------------
             Net income                                                                 $    148,921   $    198,784
                                                                                        ============   ============
 Primary earnings per share                                                             $       0.39   $       0.62
 Weighted average shares outstanding for primary earnings per share                          319,163        319,184
 Fully diluted earnings per share                                                       $       0.39   $       0.62
 Weighted average shares outstanding for fully diluted earnings per share                    320,730        319,535

The accompanying notes are an integral part of the consolidated financial statements.

PENFED BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                  Employee                  Retained
                                                     Additional     Stock                   Earnings,         Total
                                          Common      Paid-In     Ownership   Treasury    Substantially    Stockholders'
                                Shares     Stock      Capital       Plan       Stock       Restricted         Equity
                              ------------------------------------------------------------------------------------------
 Balance, December 31, 1994                                                              $   2,133,922   $    2,133,922
 Proceeds from issuance of
    common stock, net of
    conversion expense
    of $338,868                 345,000  $   3,450  $ 3,107,682                                               3,111,132
 Less Employee Stock
    Ownership Plan (ESOP)       (27,600)                         $ (276,000)                                   (276,000)
 Purchase of treasury stock        (100)                                     $  (1,200)                          (1,200)
 ESOP shares earned in 1995       3,174                   2,073      31,740                                      33,813
 Dividends declared,
    $0.15 per share                                                                            (47,610)         (47,610)
 Net income                                                                                    148,921          148,921
                              ------------------------------------------------------------------------------------------
 Balance, December 31, 1995     320,474      3,450    3,109,755    (244,260)    (1,200)      2,235,233        5,102,978
 Purchase of treasury stock     (19,402)                                      (235,105)                        (235,105)
 Issuance of treasury stock
    for MRP                       1,738                                         20,446          (1,328)          19,118
 ESOP shares earned in 1996       3,577                   7,329      35,770                                      43,099
 Dividends declared, $0.30
    per share                                                                                  (96,093)         (96,093)
 Net Income                                                                                    198,784          198,784
                              ------------------------------------------------------------------------------------------
 Balance, December 31, 1996     306,387  $   3,450  $ 3,117,084  $(208,490)  $(215,859)  $   2,336,596   $    5,032,781
                              ==========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PENFED BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 for the years ended
                                                                                     December 31,
                                                                                 1995           1996
                                                                             ------------    -----------
Cash flows from operating activities:
  Net income                                                                $    148,921    $   198,784
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                  39,162         45,122
    ESOP expense                                                                  33,813         43,099
    Shares issued for MRP                                                                        19,118
    Stock dividend, FHLB stock                                                   (14,500)       (16,200)
    Deferred income taxes                                                         (3,935)        (7,631)
    Premium amortization and discount accretion on mortgage-backed
         securities and investment securities, net                                (7,012)         3,359
    Gain on sale of other real estate                                             (3,754)           (60)
    Provision for loan losses                                                     12,000         18,000
    Loans originated for sale                                                  3,246,350      3,266,663
    Sale of loans                                                             (3,206,350)    (3,210,025)
    Gain on sale of loans                                                                       (19,289)
  Change in assets and liabilities:
    Accrued interest receivable on loans and investments                         (13,176)        (5,199)
    Other assets                                                                                 (5,199)
    Federal income tax receivable                                                 40,884
    Accrued interest on savings accounts and certificates                         (7,742)        (2,356)
    Other liabilities                                                             73,711         36,416
                                                                            -------------   ------------

            Net cash provided by operating activities                            338,372        331,978
                                                                            -------------   ------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities                              250,000
  Proceeds from maturities of mortgage-backed securities                                         96,355
  Purchase of investments securities                                            (250,000)       (15,403)
  Purchase of mortgage-backed securities                                        (666,054)      (308,498)
  Purchase of FHLB stock                                                                         (3,200)
  Mortgage-backed securities principal repayments                                203,029         41,369
  Net increase in loans receivable                                            (3,448,468)    (2,694,534)
  Purchase of office property and equipment                                     (154,362)        (5,328)
  Purchase of other investments                                                                 (15,000)
  Increase (decrease) in other assets                                            (53,428)        53,428
                                                                            -------------   ------------

            Net cash used in investing activities                             (4,119,283)    (2,850,811)
                                                                            -------------   ------------

           Continued

The accompanying notes are an integral part of the consolidated financial statements.

PENFED BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                                                for the years ended
                                                                                   December 31,
                                                                                1995           1996
                                                                            -------------   ------------
Cash flows from financing activities:
  Net increase in savings accounts and certificates of deposits                2,270,850      3,199,448
  Net increase (decrease) in advances from Federal Home Loan Bank              (900,000)        800,000
  Dividends paid                                                                (47,610)       (96,093)
  Stock conversion costs                                                       (251,231)
  Purchase of treasury stock                                                     (1,200)      (235,105)
  Proceeds from stock conversion                                               2,404,562
                                                                            -------------   ------------

            Net cash provided by financing activities                          3,475,371      3,668,250
                                                                            -------------   ------------

            Net increase (decrease) in cash and cash equivalents               (305,540)      1,149,417

Cash and cash equivalents at beginning of year                                   901,500        595,960
                                                                            -------------   ------------

Cash and cash equivalents at end of year                                    $    595,960    $ 1,745,377
                                                                            =============   ============

Supplemental disclosure of cash flow information:

  Cash paid during the year for:

    Interest                                                                $  1,143,451    $ 1,196,301
    Income taxes                                                            $     45,424    $    96,988

  Supplemental disclosure of noncash investing and financing activities:

    Real estate acquired                                                    $     78,456    $   146,935
    Real estate sold and financed by the Bank                               $     26,375    $   176,500
    Conversion proceeds transferred from savings deposits                   $    769,438




The accompanying notes are an integral part of the consolidated financial statements.

PENFED BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The following is a description of the more significant accounting policies which Penfed Bancorp, Inc. (the Corporation) and its wholly owned subsidiary, Pendleton Federal Savings Bank (the Bank), follow in preparing and presenting its consolidated financial statements.

     A. Basis of Presentation
        ---------------------

        The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

        In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Bank's net interest income and the value of its recorded assets and liabilities. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with this determination, management obtains independent appraisals for significant properties and prepares fair value analyses as appropriate.

        Management believes that the allowance for loan losses is adequate. While management uses available information to recognize such losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Pendleton County and the State of Kentucky. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     B. Organization
        ------------

        The Bank is a federally chartered mutual savings bank and a member of the Federal Home Loan Bank System. As a member of this system, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Cincinnati.

        The Corporation's purpose is to act as a holding company with the Bank as its sole subsidiary. The Corporation's principle business is the business of the Bank, and the Bank is predominately engaged in the business of receiving deposits from and making first

     ------------------------------------------

        mortgage loans to borrows on one to four family residential properties domiciled in Pendleton and surrounding counties. All activity is from the main office.

        Savings deposits of the Bank are insured by the FDIC up to certain limitations. The Bank pays a premium to the FDIC for the insurance of such savings deposits.

     C. Investment Securities
        ---------------------

        All investments in debt securities and all investments in equity securities that have readily determinable fair values are classified into three categories. Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near future are classified as trading securities. All other securities are classified as available for sale. Securities classified as trading and available for sale are carried at market value. Unrealized holding gains and losses for trading securities are included in current income. Unrealized holding gains and losses for available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Investments classified as held to maturity will be carried at amortized cost.

        The Bank has analyzed its debt securities portfolio, and based on this analysis, the Bank has determined to classify all debt securities as held to maturity due to management's intent and ability to hold all debt securities so classified until maturity. Premiums and discounts on mortgage-backed securities are amortized over the term of the security using the interest method.

        No active market exists for Federal Home Loan Bank capital stock. The carrying value is estimated to be fair value, since if the Bank withdraws membership in the Federal Home Loan Bank, the stock must be redeemed for face value.

        Regulations require the Bank to maintain an amount of cash and U.S. government and other approved securities equal to a prescribed percentage (5% at December 31, 1995 and 1996) of deposit accounts (net of loans on deposits) plus short-term borrowings. At December 31, 1995 and 1996, the Bank met these requirements.

     D. Depreciation
        ------------

        Depreciation of office property and equipment is calculated by the straight-line method over the estimated useful lives of such property. The gain or loss on the sale of office property and equipment is recorded in the year of disposition.

     E. Loans
        -----

        Loans are stated at the principal amount outstanding. Interest income on loans not made on a discount basis is recognized based on loan principal amounts outstanding during the period. Interest earned on loans receivable is recorded in the period earned.

     ------------------------------------------

     F. Loan Fees
        ---------

        Loan fees are accounted for in accordance with SFAS No. 91. SFAS No 91 requires that loan origination fees and certain related direct loan origination costs be offset and the resulting net amount be deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans.

     G. Provision for Loan Losses
        -------------------------

        The Bank has established an allowance for loan losses for the purpose of absorbing losses associated with the Bank's loan portfolio. All actual loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to operations based on various factors, including the market value of the underlying collateral, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends and prevailing and projected economic conditions. Management evaluates the carrying value of loans periodically in order to evaluate the adequacy of the allowance. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if the assumptions used in making the evaluations require material revision.

        When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

     H. Loan Sales
        ----------

        The Bank regularly sells whole interests in real estate loans. Mortgage loans originated and intended for sale are carried at lower of aggregate cost or market value. Gains and losses on such sales are recognized at the time of sale.

     I. Other Real Estate Owned
        -----------------------

        Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost or (2) fair value minus estimated costs to sell. Any reduction to fair value from the new cost basis recorded at the time of acquisition is accounted for as a valuation reserve. Revenue and expenses from operations and additions to the valuation allowance are included in noninterest income.

     J. Income Taxes
        ------------

        Deferred income taxes are recognized for certain income and expenses that are recognized in different periods for tax and financial statement purposes.

     ------------------------------------------

     K. Cash and Cash Equivalents
        -------------------------

        For purposes of reporting cash flows, the Bank considers cash and balances with banks and interest-bearing cash deposits in other depository institutions with maturities of three months or less to be cash equivalents.

     L. Income Recognition on Impaired and Nonaccrual Loans
        ---------------------------------------------------

        Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

        Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

        While a loan is classified as nonaccrual, interest income is generally recognized on a cash basis.

     M. Effect of Implementing New Accounting Standards
        -----------------------------------------------

        In June 1996, the Financial Accounting Standard Board (FASB) issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation does not expect the implementation of this statement to have a material affect on the financial statements.

        In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share"
        (EPS). This statement specifies the computation, presentation, and disclosure requirements for EPS. SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the

     ------------------------------------------

        changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and three percent provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires presentation of basic EPS amounts from income for continuing operations and net income on the face of the income statement for entities with simple capital structures and dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. The statement also requires a reconciliation of the numerator and denominator used on computing basic and diluted EPS and is applicable to all entities with publicly held common stock or potential common stock.

        SFAS No. 128 is effective for periods ending, including interim periods after December 15, 1997. Earlier application is not permitted. EPS calculated under SFAS No. 128 are not expected to be materially different from EPS calculated under the current method.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. If used with related disclosures and other information in the financial statements, the FASB believes that the information provided by reporting comprehensive income should help investors, creditors, and others in assessing an enterprise's activities and the timing and magnitude of its future cash flows. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 31, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. Currently the Corporation does not have any transactions that meet the definition of comprehensive income. Therefore, there should not be any impact on the financial statements.

     N. Reclassifications
        -----------------

        Certain presentations of accounts previously reported have been reclassified in these financial statements. Such reclassification had no effect on net income or retained income as previously reported.

2.Investments
  -----------

                                                                      Gross           Gross
                                                    Amortized       Unrealized     Unrealized        Estimated
                                                       Cost           Gains          Losses          Fair Value
                                                   -------------   -------------  --------------   ---------------
       December 31, 1995
         Federal Home Loan Bank
         at 6.39% due 12/6/2000                   $     250,000  $        1,015                   $       251,015
                                                  ============== ===============                  ================

       December 31, 1996
         Federal Home Loan Bank at 6.39%
         due 12/6/2000                            $     250,000                  $        2,345   $       247,655
         Pendleton County at 6.25% due
         2/1/2014                                        15,396                             384            15,012
                                                  --------------                 ---------------  ----------------

                                                  $     265,396                  $        2,729   $       262,667
                                                  ==============                 ===============  ================

       The amortized cost of investment securities includes unamortized premiums of $396 at December 31, 1996. Accrued interest receivable includes $1,331 and $1,878 at December 31, 1995 and 1996, respectively, related to investment securities. There were no sales of investment securities during 1995 or 1996.


 3.    Mortgage-Backed Securities
       --------------------------

       Mortgage-backed securities are summarized as follows:

                                                                    Gross            Gross
                                                 Amortized        Unrealized      Unrealized        Estimated
                                                    Cost            Gains           Losses          Fair Value
                                                -------------    -------------   --------------    -------------
       December 31, 1995:
       Federal Home Loan Mortgage
             Corporation                       $     578,671    $      14,258                    $      592,929
                                               ==============   ==============                   ===============
       December 31, 1996:
       Federal Home Loan Mortgage
             Corporation                       $     644,250    $      13,675                    $      657,925
       Small Business Administration                 101,843            3,157                           105,000
                                               --------------   --------------                   ---------------
                                               $     746,093    $      16,832                    $      762,925
                                               ==============   ==============                   ===============

       There were no sales of mortgage-backed securities during 1995 or 1996.

       The amortized cost of mortgage-backed securities includes unamortized premiums of $5,260 and $10,658 at December 31, 1995 and 1996, respectively.

       Accrued interest receivable includes $4,302 and $5,335 at December 31, 1995 and 1996, respectively, related to mortgage-backed securities.

 4.    Loans Receivable, Net
       ---------------------

       The Bank's loan portfolio consists principally of long-term conventional loans collateralized by first mortgages on single-family residences. Loans receivable, net at December 31, 1995 and 1996, consist of the following:

                                                                                           December 31,
                                                                                      1995              1996
                                                                                  --------------    --------------
       Real estate loans:
          Construction                                                           $    1,790,360    $    3,267,700
          One- to four-family residential                                            20,667,142        21,817,915
          Agricultural (farm)                                                         1,435,587         1,838,743
          Multi-family residential                                                      604,587           574,375
          Non-residential property (excluding land)                                     295,909           553,298

       Consumer loans:
          Savings account loans                                                         142,688           123,705
          Secured loans                                                                                   175,160
                                                                                 ---------------   ---------------
                                                                                     24,936,273        28,350,896
       Less:
          Loans in process                                                              490,427         1,238,610
          Allowance for loan loss                                                       106,063           124,063
                                                                                 ---------------   ---------------

                                                                                 $   24,339,783    $   26,988,223
                                                                                 ===============   ===============

       Accrued interest receivable includes $59,276 and $95,535 at December 31, 1995 and 1996, respectively, related to loans receivable.


       In 1995 and 1996 the Bank originated long-term fixed rate loans for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). The unpaid principal balances of loans serviced for FHLMC at December 31, 1995 and 1996 totaled $3,748,761 and $5,867,681, respectively.

       The following is a reconciliation of the allowance for loan losses:

                                                                      December 31,
                                                                   1995           1996
                                                                -----------    -----------
      Balance at beginning of year                             $    94,063     $  106,063

      Provision charged to operations                               12,000         18,000

      Loans charged off
                                                               ------------   ------------

       Balance and end of year                                 $   106,063    $   124,063
                                                               ============   ============

       --------------------------------

       The following is a summary of non-performing loans:

                                                                  December 31,
                                                               1995           1996
                                                            ------------   -----------
       Nonaccrual loans                                     $   707,607    $  810,484
                                                            ------------   -----------

       Total non-performing loans at year end               $   707,607    $  810,484
                                                            ============   ===========

       Non-performing loans as a percentage of total
            loans                                                 2.90%         3.00%

       At December 31, 1995 and 1996, the amount of interest income that would have been recorded on loans in nonaccrual status, had such loans performed in accordance with their terms, would have been $66,403 and $71,971, respectively. The amount of interest income recognized on such loans for 1995 and 1996 totaled $26,901 and $22,047, respectively.

       Loans to executive officers and directors, including loans to affiliated companies of which executive officers and directors are principal owners, and loans to members of the immediate family of such persons at December 31, 1995 and 1996 were as follows:

                                                      December 31,
                                                   1995           1996
                                               -------------  -------------
       Balance at beginning of year            $    155,451   $    129,093

       New loans                                                   284,730

       Repayments                                    26,358        129,093
                                               -------------  -------------

       Balance at end of year                  $    129,093   $    284,730
                                               =============  =============

 5.    Financial Instruments with Off-Balance Sheet Risk and Concentrations of
       -----------------------------------------------------------------------
       Credit Risk
       -----------

       The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include mortgage commitments outstanding which amounted to approximately $1,861,000 and $2,065,000 at December 31, 1995 and 1996, respectively. At December 31, 1995 and 1996 $431,000 and $298,000, respectively, of these commitments were for fixed rate loans and $1,430,000 and $1,767,000, respectively, were for variable rate loans. The weighted average rate on the fixed rate commitments at December 31, 1995 and 1996 was 7.22% and 8.00%, respectively. Variable rate loans at December 31, 1995 and 1996 were tied to the National Average Rate for all major types of lenders published by the Federal Home Loan Bank Board. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but primarily includes residential real estate.

       The Bank has no significant concentrations of credit risk with any individual counterparty to originate loans. The Bank's lending is concentrated in residential real estate mortgages in the local Pendleton County, Kentucky market. The mortgage-backed securities held by the Bank consist of FHLMC pass-through securities, which are backed by the full faith and credit of this United States Government agency.

       The Bank has $347,413 and $1,474,583 of cash on deposit with one financial institution at December 31, 1995 and 1996.

 6.    Office Property and Equipment
       -----------------------------

       Office property and equipment consists of the following

                                                                                  December 31,
                                                                               1995            1996
                                                                        ----------------  ----------------
       Land                                                             $         4,400   $         4,400
       Office buildings and improvements                                        308,804           308,804
       Furniture and equipment                                                  207,525           212,853
                                                                        ----------------  ----------------

                                                                                520,729           526,057

       Less accumulated depreciation                                            141,696           186,818
                                                                        ----------------  ----------------

                                                                        $       379,033   $       339,239
                                                                        ================  ================

 7. Deposits
    --------

       Deposit accounts are summarized as follows:


                                                                                           December 31,
                                                                                      1995              1996
                                                                                 ---------------   ---------------
        Demand deposit accounts                                                  $      359,757    $      519,659
        NOW and MMDA deposits with a weighted average rate of
              4.72% and 4.38% at December 31, 1995 and 1996,
              respectively                                                            3,271,227         3,701,204
                                                                                 ---------------   ---------------

                     Savings deposits                                            $    3,630,984    $    4,220,863
                                                                                 ===============   ===============

        Certificates of deposit with a weighted average rate of 6.03%
              and 5.54% at December 31, 1995 and 1996, respectively              $   16,289,193    $   18,898,762
                                                                                 ===============   ===============

       Certificates of deposit by maturity at December 31, 1995 and 1996 are as follows:

                                                                                             December 31,
                                                                                        1995              1996
                                                                                  ---------------   ---------------
             1 year                                                              $   10,946,256    $   11,941,654
             2 - 3 years                                                              4,343,412         6,853,973
             Maturing in years thereafter                                               999,525           103,135
                                                                                 ---------------   ---------------

                                                                                 $   16,289,193    $   18,898,762
                                                                                 ===============   ===============

       Certificates of deposit by maturity and interest rate category at December 31, 1995 and 1996 are as follows:

                                                        Amount due December 31, 1995
                           ---------------------------------------------------------------------------------------
                             Less than                                               After
                              One year         1-2 Years         2-3 Years          3 Years            Total
                           ---------------   ---------------   ---------------   ---------------   ---------------
           2.00-3.99%      $       10,000                                                          $       10,000
           4.00-5.99%           6,584,640    $      704,797    $      263,304                           7,552,741
           6.00-7.99%           4,321,616           989,257         2,386,054    $      999,525         8,696,452
           8.00-9.99%              30,000                                                                  30,000
                           ---------------   ---------------   ---------------   ---------------   ---------------

                           $   10,946,256    $    1,694,054    $    2,649,358    $      999,525    $   16,289,193
                           ===============   ===============   ===============   ===============   ===============

                                                         Amount due December 31, 1996
                           -----------------------------------------------------------------------------------------
                             Less than                                               After
                              One year         1-2 Years         2-3 Years          3 Years             Total
                           ---------------   ---------------   ---------------   ---------------   -----------------
           2.00-3.99%      $       10,000                                                          $         10,000
           4.00-5.99%           5,650,093    $    2,434,713    $      700,356                             8,785,162
           6.00-7.99%           6,281,561         2,405,660         1,313,244    $      103,135          10,103,600
                           ---------------   ---------------   ---------------   ---------------   -----------------

                           $   11,941,654    $    4,840,373    $    2,013,600    $      103,135    $     18,898,762
                           ===============   ===============   ===============   ===============   =================

 8.    Federal Home Loan Bank Advance
       ------------------------------

       The Federal Home Loan Bank advance at December 31, 1995 and 1996 consists of multiple notes with 90 day maturities. The weighted average interest rates on these borrowings is 5.95% and 7.15%, respectively. The Bank is required to pledge as collateral on the advance first mortgage single family 1-4 unit residential mortgage loans with an outstanding principal balance of one and a half times the amount advanced to the Bank.

 9.    Regulatory Matters
       ------------------

       The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the OTS that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the OTS about components, risk weightings, and other factors.

       Quantative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital (as defined) to adjusted total assets and tangible capital to adjusted total assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table on the following page. There are no conditions or events since that notification that management believes have changed the institution's category.

      ------------------

                                                                                            To Be Well Capitalized
                                                                      For Capital          Under Prompt Corrective
                                             Actual                Adequacy Purposes          Action Provisions
                                     ------------------------   ------------------------   -------------------------
                                       Amount       Ratio         Amount       Ratio         Amount        Ratio
                                     -----------  -----------   -----------  -----------   -----------   -----------
 As of December 31, 1996:
    Total Capital (to Risk
         Weighted Assets)            $ 4,829,669          28%   $1,391,520            8%   $ 1,739,400            10%

    Tier 1 Capital (to Risk
         Weighted Assets)            $44,705,606          27%   $  695,760            4%   $ 1,043,640             6%

    Tier 1 Leverage Capital
         (to Adjusted Total Assets)  $ 4,705,606          15%   $1,220,240            4%   $ 1,525,302             5%

    Tangible Capital
         (to Adjusted Total Assets)  $ 4,705,606          15%   $  457,590          1.5%   $   457,590           1.5%

 As of December 31, 1995:
    Total Capital (to Risk
         Weighted Assets)            $ 4,893,165          32%   $1,219,760            8%   $ 1,524,700            10%

    Tier 1 Capital (to Risk
         Weighted Assets)            $ 4,787,102          31%   $  609,880            4%   $   914,820             6%

    Tier 1 Leverage Capital
         (to Adjusted Total Assets)  $ 4,787,102          19%   $1,062,015            4%   $ 1,327,518             5%

    Tangible Capital (to Adjusted
         Total Assets)               $ 4,787,102          19%   $  398,255          1.5%   $   398,255           1.5%

10.    Income Taxes
       ------------

       Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying future statutory tax rates to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

         The provision for income taxes consists of:

                                                                       December 31,
                                                                    1995              1996
                                                               ---------------   ---------------
           Current                                             $      81,191    $      114,168
           Deferred                                                   (3,935)           (7,631)
                                                               ---------------   ---------------

                                                               $       77,256    $      106,537
                                                               ===============   ===============

       Deferred income taxes result from temporary differences in the recognition of income and expenses for tax and financial statement purposes. The source of these temporary differences and the tax effect of each are as follows:

                                                                       December 31,
                                                                    1995              1996
                                                               ---------------   ---------------
           Reserve for loan losses                             $        3,768    $      (6,011)
           Accrual vs. cash method for income tax
                purposes                                              (28,941)          (4,283)
           Other                                                       (2,762)
           FHLB stock dividends                                         4,930            5,508
           Depreciation on office property and
                equipment                                              20,126            1,511
           Compensation expense                                        (1,056)          (4,356)
                                                               ---------------   ---------------

                                                               $       (3,935)   $      (7,631)
                                                               ===============   ===============


       ------------

       The following tabulation reconciles the federal statutory tax rate to the effective rate of taxes provided for income before taxes:


                                                                         December 31,
                                                                     1995             1996
                                                                ---------------  ----------------
          Tax at statutory rate                                          34.0%             34.0%
          Increases (decreases) in taxes resulting from:
                  Employee Stock Option Plan                              1.0%              0.8%
                  Other                                                  (0.8%)             0.1%
                                                                  -------------    --------------

          Effective rate                                                 34.2%             34.9%
                                                                  =============    ==============

       The tax effect of temporary differences giving rise to the Bank's deferred income tax asset (liability) at December 31, 1995 and 1996 are as follows:

                                                                                            December 31,
                                                                                       1995              1996
                                                                                  ----------------  ----------------

             Deferred tax asset:
               Accrual vs. cash method for income tax purposes                    $        18,847   $        23,130
               Compensation expense                                                         1,056             5,412

             Deferred tax liability:
               Depreciation on office property and equipment                              (20,126)          (21,637)
               Reserve for loan losses                                                     (6,971)             (960)
               FHLB stock dividends                                                       (14,661)          (20,169)
                                                                                  ----------------  ----------------

             Deferred income tax liability, net                                   $       (21,855)  $       (14,224)
                                                                                  ================  ================

       On August 21, 1996, The Small Business Job Protection Act was signed into law which repeals the favorable tax bad debt deduction method available to savings banks. The Bank is required to change its tax bad debt method to the experience method under Internal Revenue Code Section 585 effective for fiscal year ending December 31, 1996. The change in method will result in taxable income of approximately $126,885 representing the excess of the Bank's tax bad debt reserve at December 31, 1996 over the reserve that arose in tax years beginning before December 31, 1987 (base year amount). Generally, the income will be recognized for tax purposes ratably over a six-year period. However, the Bank is permitted to suspend this recognition for two years as it meets the residential loan requirement. A deferred tax liability has been established for the effect of this new legislation.

       ------------

       As of December 31, 1996, the Bank's bad debt reserve for federal tax purposes was approximately $538,516, of which $411,631 represents the base year amount. A deferred tax liability has not been recognized for the base year amount. If the Bank uses the base year reserve for any reason other than to absorb loan losses, a tax liability could be incurred. It is not anticipated that the reserve will be used for any other purpose.

11.    Employee Benefit Plans
       ----------------------

       A. Profit Sharing Plan
          -------------------

          The Bank has a contributory profit sharing plan and contributes annually, based upon profits, a percentage of employee compensation, to a trust. The Bank's contributions to the plan for the year ended December 31, 1995 was $4,059. There were no contributions for the year ended December 31, 1996.

       B. Employee Stock Ownership Plan
          -----------------------------

          As a part of the conversion to a stock entity, the Bank formed the Penfed Bancorp, Inc. Employee Stock Ownership Plan (ESOP). Generally, all employees of the Company are eligible to participate in the ESOP upon attainment of age 21 and completion of two years of service. Participants are 100% vested in their right to ESOP benefits at all times. In the case of a distribution of ESOP shares which are not readily tradable on an established securities market, the Plan provides the Participant with a put option that complies with the requirements of Section 409(h) of the Internal Revenue Code.

          On March 23, 1995, the plan borrowed $276,000 from the Corporation to purchase 27,600 shares of the Corporation's common stock. The obligation of the ESOP to repay the debt is guaranteed by the Bank.

          In November 1993, the AICPA issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." The statement was adopted by the Bank on March 23, 1995, the effective date of the Bank's conversion to stock. The Statement requires, among other things, that: (1) for ESOP shares committed to be released in a period to compensate employees directly, employers should recognize compensation cost equal to the average fair value (as determined on a monthly basis) of the shares committed to be released, (2) dividends on unallocated shares ($4,140 and $7,328 for 1995 and 1996, respectively) used to repay ESOP loans are not considered dividends for financial reporting purposes, (3) for an internally leveraged ESOP, the Corporation loan receivable and the ESOP note payable as well as the interest income/expense is not reflected in the consolidated financial statement and (4) for earnings per share computations, ESOP shares

       ----------------------

       B.  Employee Stock Ownership Plan, continued
           -----------------------------

           that have been committed to be released should be considered outstanding. ESOP shares that have not been committed to be released should not be considered outstanding.

           Compensation cost charged to operations for the year ended December 31, 1995 and 1996 totaled $33,813 and $43,099, respectively. The fair value of the 24,426 and 20,849 unearned ESOP shares at December 31, 1995 and 1996 was $293,112 and $260,613, respectively. The ESOP held 3,174 and 6,010 allocated shares at December 31, 1995 and 1996, respectively. Shares are released based on the amount of principal payments made on the loan.

       C.  Stock Award Plans
           -----------------

            MRP Plan
            --------

            In connection with the conversion, the Corporation adopted the Penfed Bancorp, Inc. Management Recognition Plan, the objective of which is to enable the Corporation to retain personnel of experience and ability in key positions of responsibility. Those eligible to receive benefits under the MRPs include certain directors and executive officers of the Corporation and Pendleton Federal as determined by members of a committee appointed by the Board of Directors. On October 25, 1995 8,694 shares were awarded. The fair market value of the common stock on that date was $11 and there is no exercise price for the stock. Awards to directors and eligible employees will vest 20% on each anniversary date of the award. Shares are held by the trustee and are voted by the MRP trustee in the same proportion as the trustee of the Corporation's ESOP plan vote shares held therein. Assets of the trust are subject to the general creditors of the Corporation. All shares vest immediately if there is a change in control or in the case of a participant's retirement after age 65, death or disability. The Corporation applied APB Opinion 25 and related Interpretations in accounting for the MRP plan. Compensation cost charged to operations for the MRP plan totaled $3,107 and $19,118 for the year ended December 31, 1995 and 1996, respectively.

            Stock Option Plan
            -----------------

            The Corporation also granted stock options under the 1995 Stock Option and Incentive Plan (the Plan). The Corporation applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) which, if fully adopted by the Corporation, would change the methods the Corporation applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Corporation has decided not to elect the provisions of SFAS 123 for the MRP and stock option plans. However, pro forma disclosures as if the Corporation adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

     ----------------------

          Under the Plan the Corporation is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards.

          The Corporation granted stock options in 1995 to employees and directors. The stock options granted in 1995 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at grant date. The options granted in 1995 vest, 20% per year, beginning on the first anniversary of the date of grant. The Corporation granted 21,735 options in 1995.

          In accordance with APB 25, the Corporation has not recognized any compensation cost for the plan in 1995 and 1996.

          A summary of the status of the Corporation's stock options as of December 31, 1995 and 1996 and the charges during the year ended on those dates is presented below:

                                                                                 Stock Options
                                                               ------------------------------------------------
                                                                        1995                    1996
                                                               ------------------------------------------------
                                                               # Shares    Weighted   # Shares of   Weighted
                                                               of           Average    Underlying    Average
                                                               Underlying  Exercise     Options     Exercise
                                                                Options     Prices                   Prices
                                                               ------------------------------------------------
         Outstanding, January 1                                         0                   21,735   $11.00
         Granted during year                                       21,735   $11.00               0
         Exercised during the year                                      0                        0
                                                               ------------------------------------------------

         Outstanding, December 31                                  21,735   $11.00          21,735   $11.00
                                                               ================================================
         Eligible for exercise at year end                                                   4,347
                                                               ================================================
         Weighted-average FV of options granted at-a-
         discount                                                       $2.67
                                                               ================================================

          For purposes of presenting proforma net income and net income per share in accordance with SFAS 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995: dividend yield of 0.00% for both years; risk-free interest rate is 5.84%; the expected life of options is estimated to be 6 years; and a volatility of 21.69% for all grants.

          As of December 31, 1996, 21,735 options are outstanding with a weighted-average remaining contractual life of all stock options being
          8.81 years.

     ----------------------

          Had the compensation cost for the Corporations stock-based compensation plan been determined consistent with SFAS 123, the Corporation's net income and net income per common share for 1995 and 1996 would approximate the pro forma amounts below:

                                                        As Reported      Pro Forma      As Reported     Pro Forma
                                                          12/31/96        12/31/96        12/31/95       12/31/95
                                                       ---------------  -------------   -------------  -------------
                 Net Income                              $    198,784   $    188,799    $    148,921   $    147,055

                 Earnings per share                      $       0.62   $       0.59    $       0.39   $       0.38

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.


       D. Retirement Plan for Non-Employee Directors
          ------------------------------------------

          Effective January 1, 1995, the Board of Directors of the Bank adopted the Pendleton Federal Savings Bank Directors Retirement Plan for Non-Employee Directors (the "Plan"). A participant in the Plan will receive a one-time payment following his retirement in an amount equal to the product of his "Benefit Percentage," "Vested Percentage," (as defined) and two times the total fees he received for service on the Board during the calendar year preceding his retirement. Amounts charged to operations under the plan totaled $27,200 and $1,511 for the year ended December 31, 1995 and 1996, respectively.

       E. Supplemental Executive Retirement Agreement (SERA)
          --------------------------------------------------

          Effective March 23, 1995 the Bank entered into a supplemental retirement agreement with the president of the Bank. Upon the executive's termination of employment with the Bank, the executive will be entitled to receive annual payments equal to the product of the executive's "Vested Percentage" and "Average Annual Compensation", less the "Annual Offset Amount", as defined in the plan. Vesting occurs at 5% per full year of service with the Bank following March 23, 1995. Compensation costs charged to operations totaled $10,000 for the year ended December 31,1996.

12.  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     In December 1991, the FASB issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." This statement extends the existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments (as defined), both assets and liabilities recognized and not recognized in the statements of financial condition, for which it is practicable to estimate fair value.

     ------------------------------------------------------

     There are inherent limitations in determining fair value estimates as they relate only to specific data based on relevant information at that time. As a significant percentage of the Bank's financial instruments do not have an active trading market, fair value estimates are necessarily based on future expected cash flows, credit losses and other related factors. Such estimates are accordingly, subjective in nature, judgmental and involve imprecision. Future events will occur at levels different from that in the assumptions, and such differences may significantly affect the estimates.

     The statement excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     Additionally, the tax impact of the unrealized gains or losses has not been presented or included in the estimates of fair value.

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents: The carrying amounts reported in the statements of financial condition for cash and short-term instruments approximate those assets' fair values.

     Investment Securities and Mortgage-Backed Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. No active market exists for the Federal Home Loan Bank capital stock. The carrying value is estimated to be fair value, since if the Bank withdraws membership in the Federal Home Loan Bank, the stock must be redeemed for face value.

     Loans Receivable: For certain homogeneous categories of loans, such as residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposits: The fair value of savings deposits and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Advances from the Federal Home Loan Bank: Advances from the Federal Home Loan Bank are short term obligations that bear interest at current market rates, therefore their carrying value approximate their fair value.

     -----------------------------------------------------

     Loan Commitments: The fair value of loan commitments is estimated to approximate the contract values, as the related loan will have a current market rate, the credit worthiness of the counterparties is presently considered in the commitments, and the original fees charged do not vary significantly from the fee structure at the end of the fiscal year.

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                                      1995                           1996
                                                        --------------------------------------------------------------
                                                            Carrying            Fair         Carrying         Fair
                                                             Amount             Value         Amount         Value
                                                        --------------------------------------------------------------
                                                                  (in thousands)                 (in thousands)
             Financial Assets:
              Cash                                      $       249        $      249     $      271    $      271
               Interest-bearing deposits in other
                depository institutions                         347               347          1,475         1,475
               Federal Home Loan Bank capital stock             225               225            244           244
               Investments                                      250               251            265           263
               Mortgage-backed securities                       579               593            746           763
               Loans receivable, net of allowance for
               loan losses of $106 and $124 for 1995         24,340            24,385         26,988        27,010
               1995 and 1996, respectively

              Financial Liabilities:
               Savings deposits                               3,631             3,688          4,221         4,269
               Certificates of deposit                       16,289            16,388         18,899        19,016
               Advances from Federal
                Home Loan Bank                                1,400             1,400          2,200         2,200

13.  Conversion to Stock Savings Bank, Formation of Holding Company and Sale of
     --------------------------------------------------------------------------
     Common Stock
     ------------

     On March 23, 1995, the Bank converted from a mutual savings bank to a capital stock savings bank. The Bank issued all of its outstanding capital stock to Penfed Bancorp, Inc., a holding company for Pendleton Federal Savings Bank. Penfed Bancorp, Inc. consummated a public offering of 345,000 shares of common stock which generated net proceeds of $2,835,132 net of conversion costs totaling $338,868.

     At the time of conversion, the Bank established a liquidation account in an amount of the Bank's net worth as of the latest practicable date prior to conversion. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit accounts in the Bank after conversion.

13.  Conversion to Stock Savings Bank, Formation of Holding Company and Sale of
     --------------------------------------------------------------------------
     Common Stock, continued
     ------------

     In the event of a complete liquidation (and only in such an event), each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before any liquidation may be made with respect to capital stock. The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if the effect thereof would cause its regulatory capital to be reduced below the amount required for the liquidation account.

     The Bank may not declare or pay a cash dividend on or repurchase any of its stock if the effect would be to reduce retained earnings of the Bank below the capital requirements of the OTS. Federal regulations adopted by the OTS impose certain limitations on the payment of dividends and other capital distributions, including stock repurchases by the Bank. OTS regulations utilize a tiered approach which permits various levels of distributions based primarily upon an institution's capital level and net income. Based upon current OTS regulations and its capital structure at December 31, 1995 and 1996, the Bank may make capital distributions during a year up to the greater of (i) 100% of its net earnings to date during the calendar year plus an amount equal to one-half of the amount by which its total capital-to-assets ratio exceeded its fully phased-in capital-to-assets ratio at the beginning of the calendar year or (ii) 75% of its net income during the most recent four-quarter period. The amount computed under these OTS regulations cannot reduce the Bank's capital below the liquidation account as discussed above. At December 31, 1995 and 1996, approximately $725,000 and $1,865,000 was available for payment of dividends from the Bank to the Corporation under the above mentioned OTS restrictions.

     The Corporation's Certificate of Incorporation authorizes 500,000 shares of preferred stock of the Corporation, of $.01 par value. The consideration for the issuance of the shares shall be paid in full before their issuance and shall not be less than the par value. Neither promissory notes nor future services shall constitute payment or part payment for the issuance of shares of the Corporation. The consideration for the shares shall be cash, tangible or intangible property (to the extent direct investment in such property would be permitted), labor or services actually performed for the Corporation, or any combination of the foregoing. The preferred stock, and any series of preferred stock, as established by the Board of Directors, the Corporation shall file articles of amendment to the Corporate Certificate of Incorporation with the Delaware Secretary of State establishing and designating the series and fixing and determining the relative rights and preferences thereof. The Corporation's Certificate of Incorporation expressly vests in the Board of Directors of the Corporation the authority to issue the preferred stock in one or more series and to determine, to the extent permitted by law prior to the issuance of the preferred stock (or any series of the preferred stock), the relative rights, limitations and preferences of the preferred stock or any such series.

14.  Earnings Per Share
     ------------------

     The conversion from a mutual savings bank to a stock institution was completed March 23, 1995 (see Note 13). The computation of earnings per share for the year ended December 31, 1995 was based on the net income earned from the date of conversion divided by the weighted-average number of shares issued from the date of the conversion until the end of the fiscal year. The computation of earnings per share for the year ended December 31, 1996 was based on the net income earned for the year divided by the weighted-average number of shares outstanding during the year.

     Employee Stock Ownership Plan (see Note 11) shares not committed to be released to participants are not considered outstanding for the purposes of computing earnings per share. Stock options (see Note 11) are regarded as common stock equivalents. Common stock equivalents are computed using the treasury stock method.

15.  Condensed Financial Information (Parent Company Only)
     -----------------------------------------------------

     The following condensed statements summarize the financial position, operating results and cash flows of Penfed Bancorp, Inc. (Parent Company only).

     Condensed Statement of Financial Condition                      December 31,
                                                                 1995            1996
                                                           ------------------------------
          Assets

          Cash and balances with bank                      $      57,493   $      24,204
          Investment in subsidiary                             5,031,362       4,914,096
          Other assets                                            21,399          97,685
                                                           --------------  --------------

                                                           $   5,110,254   $   5,035,985
                                                           ==============  ==============

          Liabilities and Stockholders' Equity

          Other liabilities                                $       7,276   $       3,204
          Stockholders' equity                                 5,102,978       5,032,781
                                                           --------------  --------------

                                                           $   5,110,254   $   5,035,985
                                                           ==============  ==============

     -----------------------------------------------------

       Condensed Statement of Income                                         For the Year
                                                                                Ended
                                                                             December 31,
                                                                         1995             1996
                                                                   --------------------------------
          Dividend from subsidiary                                 $      47,610    $      331,279
          Interest income                                                 21,399            21,399
          Other income                                                                       1,303
          Other expense                                                                    (34,672)
                                                                   --------------   ---------------

          Net income before income taxes                                  69,009           319,309
          Income tax expense (benefit)                                     7,276            (4,070)
                                                                   --------------   ---------------

          Net income before equity in undistributed
            net income of subsidiary                                      61,733           323,379

          Equity (deficit) in undistributed net income of
          subsidiary                                                      87,188          (124,595)
                                                                   --------------   ---------------

          Net income
                                                                   $     148,921    $      198,784
                                                                   ==============   ===============

     -----------------------------------------------------

       Condensed Statement of Cash Flows                                          For the Year
                                                                                     Ended
                                                                                  December 31,
                                                                             1995              1996
                                                                      -----------------------------------
       Operating activities:
         Net income                                                   $       148,921    $       198,784
         Adjustments to reconcile net income to cash
            provided by operating activities:
              Shares issued for MRP                                                               19,118
              Equity (deficit) in undistributed net income of
                subsidiary                                                    (87,188)           124,595
              Change in other liabilities                                       7,276             (4,072)
              Change in other assets                                          (21,399)           (76,286)
                                                                      ----------------   ----------------

         Net cash provided by operating activities                             47,610            262,139
                                                                      ----------------   ----------------

       Investing activities:
         Investment in subsidiary                                          (2,532,179)
         ESOP Loan                                                           (276,000)
         Payment on ESOP Loan                                                  31,740             35,770
                                                                      ----------------   ----------------

       Net cash (used in) provided by investment activities                (2,776,439)            35,770
                                                                      ----------------   ----------------

       Financing activities:
         Proceeds from stock conversion net of expenses                     2,835,132
         Dividends paid                                                       (47,610)           (96,093)
         Purchase of treasury stock                                            (1,200)          (235,105)
                                                                      ----------------   ----------------

       Net cash provided by (used in) financing activities                  2,786,322           (331,198)
                                                                      ----------------   ----------------

       Net increase (decrease) in cash                                         57,493            (33,289)

       Cash, beginning of period                                                                  57,493
                                                                      ----------------   ----------------

       Cash, end of year                                              $        57,493    $        24,204
                                                                      ================   ================

16.  Subsequent Event
     ----------------

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

     The Savings Bank's office and many of the documents have been reconstructed. The Savings Bank recognized an extraordinary loss of approximately $167,000, which is the net of a related income tax benefit of approximately $86,200, as a result of uninsured flood loss. Management estimates that less than 10% of the loans in the Savings Bank's portfolio were adversely affected by the flood. Management attributes this to the geographic diversity of the Savings Bank's loans, in that an increasing percentage of the loans have been collateralized by properties located outside of Pendleton County in recent years. On the basis of management's assessment of all information currently available to it regarding the Savings Bank's loan portfolio, including the loans affected by the flood, the Corporation added approximately $26,000 to the loan loss allowance during the quarter ended March 31, 1997.

        Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes thereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

 None.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

        (a) Directors, Nominees and Executive Officers. The Company's Board of Directors consists of six members. The Company's Certificate of Incorporation requires that directors be divided into three classes, as nearly equal in number as possible, with approximately one-third of the directors elected each year. The Board of Directors has nominated Delbert Cox and Larry A. Ritter to serve as directors for a three-year period. All nominees are currently members of the Board.

        The following table sets forth, for each nominee for director and continuing director of the Company, his age, the year he first became a director of the Bank, which is the Company's principal operating subsidiary, and the expiration of his term as a director. All such persons were appointed as directors in 1994 in connection with the incorporation and organization of the Company. Each director of the Company also is a member of the Board of Directors of the Bank.


                                                             YEAR FIRST
                                                  AGE AT     ELECTED AS    CURRENT
                                               DECEMBER 31,  DIRECTOR OF    TERM
NAME                                               1996       THE BANK    TO EXPIRE
----                                           ------------  -----------  ---------

                                            BOARD NOMINEES FOR TERMS TO EXPIRE IN 2000

Delbert Cox                                         59          1994         1997
Larry A. Ritter                                     49          1983         1997

                                                  DIRECTORS CONTINUING IN OFFICE

John H. Browning                                    85          1966         1998
John D. Woodhead                                    56          1994         1998
Charles Lemmon, Jr.                                 77          1983         1999
David C. Wills                                      41          1993         1999


     Set forth below is information concerning the Company's directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

     DELBERT COX is the owner of Peach Grove Builders, a residential builder located in Butler, Kentucky. For the past 14 years Mr. Cox has served as a Board member of the Three Rivers Health District. He also serves as Treasurer of the Peach Grove Cemetery and is a Deacon of the Second Twelve Mile Baptist Church and a member of the Masonic Lodge.

     LARRY A. RITTER is the owner of Falmouth Lumber and Supply, a retail lumber company located in Falmouth, Kentucky and Ritter Enterprises, Inc., a petroleum distribution company. Mr. Ritter is also a member of the Pendleton County Chamber of Commerce.

     JOHN H. BROWNING has been retired since 1973. He is a member of the Veterans of Foreign Wars, the Kentucky Farm Bureau and the American Association of Retired Persons. Mr. Browning also serves as a Director of the Kincaid Park Development Association.

     JOHN D. WOODHEAD is a funeral director and memorialist and serves as President of Woodhead, Inc. a company which operates the Woodhead Funeral Homes and Woodhead Memorials. Mr. Woodhead is a member of the Rotary Club and served as Chairman of the Pendleton County Bicentennial Celebration.

     CHARLES LEMMON, JR. is self-employed as a watchmaker and jeweler in Falmouth, Kentucky. Mr. Lemmon is also an elder in the Morgan Christian Church and is past Board Chairman.

     DAVID C. WILLS serves as President and Chief Executive officer and a Director of the Bank. Mr. Wills joined the Bank in August 1993 as Senior Vice President and Director and was promoted to his current position in April 1994. Prior to joining the Bank, Mr. Wills served as Vice President of Pioneer Federal Savings Bank, a savings bank headquartered in Winchester, Kentucky from April 1985 until August, 1993. Mr. Wills is a Director of the Clark County Farm Bureau. He is also a member of the Rotary Club of Falmouth, and the Clark County Agriculture 2000 Committee and serves as a Deacon of the Morgan Christian Church.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following sets forth information with respect to the executive officer of the Company who does not serve on the Board of Directors.

                               AGE AT
                             DECEMBER 31,
      NAME                       1996           TITLE
      ----                   -----------        -----

  Leann Banta                    32        Secretary/Controller


     LEANN BANTA joined the Bank in September 1994 as Controller and currently serves as Secretary and Controller of the Company. From July 1989 to September 1994, Ms. Banta served as accounting clerk at Pioneer Federal Savings Bank, a savings bank located in Winchester, Kentucky. She is also the Treasurer of the Pioneer Amateur Radio Club.

     (b) Section 16(a) Compliance. Pursuant to regulations promulgated under the Exchange Act, the Company's officers, directors and persons who own more than ten percent of the outstanding Common Stock are required to file reports detailing their ownership and changes of ownership in such Common Stock, and to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports received during the past fiscal year or with respect to the last fiscal year, the Company believes that during the fiscal year ended December 31, 1996, all of its officers, directors and stockholders owning in excess of ten percent of the Company's outstanding Common Stock have complied with the reporting requirements.

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

DIRECTOR COMPENSATION

     The Company's directors each receive quarterly fees of $500. The Company's directors also serve on the Board of Directors of the Bank and each non-employee director receives fees of $200 per meeting of the Bank's Board of Directors.

     Retirement Plan For Non-Employee Directors. Effective January 1, 1995, the Board of Directors of the Bank adopted the Pendleton Federal Savings Bank Retirement Plan for Non-Employee Directors (the "Director Retirement Plan"). A participant in the Director Retirement Plan will receive a one-time payment following his or her retirement in an amount equal to the product of his or her "Benefit Percentage," his or her "Vested Percentage," and two times the total fees he or she received for service on the Board during the calendar year preceding his or her retirement. A participant's "Benefit Percentage" is based on his or her overall years of service on the Board of Directors of the Bank, and increases in increments of 33-1/3% from 0% for less than six years of service, to 33-1/3% for six to 14 years of service, to 66-2/3% for 15 to 24 years of service, to 100% for 25 or more years of service. Participants Benefit Percentage accelerates to 100% upon retirement at or after age 70. A participant's "Vested Percentage" increases by 33-1/3% (to a maximum of 100%) for each year of his or her service on the Board of Directors after March 23, 1995. However, in the event a participant terminates service on the Board due to "disability" or retirement at or after age 70, or in the event of a "change in control" which results in the termination of the participant's service on the Board (as such terms are defined in the Director Retirement Plan), the participant's Vested Percentage becomes 100% regardless of his or her years of service. This provision may have the effect of deferring a hostile change in control by increasing the costs of acquiring control. If a participant dies, his or her surviving spouse will receive an amount equal to 50% of the benefits that would have been paid to the participant under the Director Retirement Plan if the participant (i) had survived to collect the full benefits payable for retirement or disability (provided that these payments had commenced prior to the participant's death), and (ii) had a Vested Percentage equal to 100%.

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth cash and noncash compensation awarded to or earned by the Chief Executive Officer for the fiscal years ended December 31, 1996, 1995 and 1994. No executive officer received salary and bonus in excess of $100,000 during 1996.

                                                                 LONG-TERM COMPENSATION
                                ANNUAL COMPENSATION                      AWARDS
                         -----------------------------------    ------------------------
                                                                RESTRICTED    SECURITIES
NAME AND                                        OTHER ANNUAL      STOCK       UNDERLYING     ALL OTHER
PRINCIPAL POSITION       YEAR  SALARY   BONUS   COMPENSATION   AWARD(S)(1)    OPTIONS (1)   COMPENSATION
-----------------------  ----  -------  ------  ------------  --------------  -----------  --------------

Mr. David C. Wills       1996  $57,125  $3,800  $    --        $       --              --       $18,361(2)
  President and Chief    1995   52,500      --       --            37,950           8,625         9,287
  Executive Officer      1994   50,000   5,000       --                --              --        13,349
---------------------

(1) Awards of restricted stock granted under the Company's Management Recognition Plan (the "MRP") and options granted under the Company's 1995 Stock Option and Incentive Plan (the "Option Plan") vest over a five year period at a rate of 20% per year. Awards under these plans were granted on October 25, 1995.
(2) Consists of insurance premiums paid by the Bank on Mr. Wills' behalf in the amount of $3,261, a special award of additional compensation in the amount of $500, and 1,168 allocated shares under the Company's Employee Stock Ownership Plan ("ESOP") with a market value as of December 31, 1996 of $12.50 per share.

     Year-End Option Values. The following table sets forth information concerning the value of options held by Mr. Wills at December 31, 1996. Mr. Wills did not exercise any options in 1996. No SARs have been granted under the Option Plan.

                                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                       OPTIONS AT YEAR-END             AT YEAR-END (1)
                         SHARES ACQUIRED   VALUE    --------------------------  ---------------------------
Name                       ON EXERCISE    REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----                     ---------------  --------  -----------  -------------  -----------  ---------------

Mr. David C. Wills              --         $  --          1,725          6,900       $2,588         $10,350
  President and Chief

Executive Officer
--------------------
(1) Represents market price per share at end of fiscal year 1996 ($12.50 on December 31, 1996) less option exercise price per share ($11.00).

     Supplemental Executive Retirement Agreement. In order to secure the continuing services of Mr. Wills, the President and Chief Executive Officer of the Bank and the Company, the Bank has entered into a supplemental executive retirement agreement (the "SERA") with Mr. Wills effective January 1, 1995. Pursuant to the terms of the SERA, upon Mr. Wills' termination of employment with the Company or the Bank, for reasons other than death or removal for "just cause," he will be entitled to receive annual payments from the Bank in an amount equal to (i) the product of (i) his "Vested Percentage" and 70% of his "Average Annual Compensation," less (ii) his "Annual Offset Amount." Under the SERA, "Vested Percentage" means 5% per full year of Mr. Wills' employment with the Bank after March 23, 1995 (up to a maximum Vested Percentage of 100%). Termination for "just cause" (as determined under Mr. Wills' severance agreement) would result in his forfeiture of all benefits under the SERA. In the event that Mr. Wills' employment is terminated due to his death or disability, then his Vested Percentage shall be deemed to be 100%. "Average Annual Compensation" means the average of Mr. Wills' highest annual compensation for three of the five calendar years preceding his termination of employment, and "Annual Offset Amount" means the sum of Mr. Wills primary social security benefits, one-tenth of his account balance under the Bank's profit sharing plan as of the valuation date immediately following his termination of employment, one-tenth of the "annual additions" credited to Mr. Wills' account under the ESOP (assuming that such amounts appreciate at seven percent from the date of their allocation to Mr. Wills' account until the date of his termination of employment). Annual payments under the SERA shall be made to Mr. Wills for 10 years. In the event of Mr. Wills' death before retirement benefits begin, the Bank will pay his surviving spouse (or his estate, if no surviving spouse) a lump sum payment equal to the present value of 50% of the retirement benefits Mr. Wills would have received if he had terminated employment on the date of his death and then had a Vested Percentage equal to 100%. In the event of Mr. Wills' death after retirement benefits have commenced, the Bank will pay the surviving spouse (or his estate, if no surviving spouse) a lump sum payment equal to the present value of 50% of the remaining benefits that Mr. Wills would have received had he survived to collect all the retirement benefits payable to him under the SERA. The Bank intends to establish an irrevocable grantor trust to hold assets in order to provide itself with a source of funds to assist the Bank in the meeting of its liabilities under the SERA.

     Change in Control Severance Agreements. The Company and the Bank together have entered into severance agreements (the "Severance Agreements") with Mr. Wills. The Severance Agreements became effective on the date of completion of the Bank's conversion from mutual to stock form, which occurred on March 23, 1995, and have a term ending on the earlier of (a) three years after March 23, 1995, and (b) the date on which Mr. Wills terminates employment with the Company and the Bank, provided that Mr. Wills' rights under the Severance Agreement will continue following his termination of employment after the date of the change in control. On each annual anniversary date from the date of commencement of the Severance Agreements, their term may be extended for additional one year periods beyond the then effective expiration date, upon a determination by the Board of Directors that Mr. Wills' performance has met the required performance standards and that such Severance Agreements should be extended.

     Under the Severance Agreements, in the event of Mr. Wills' involuntary termination of employment in connection with, or within 36 months after, any change in control of the Bank or the Company, other than for "just cause," Mr. Wills will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Code and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Code, that he receives on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Bank's or Company's voting stock, the control of the election of a majority of the Bank's or the Company's directors, or the exercise of a controlling influence over the management or policies of the Bank. In addition, under the Severance Agreements, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute two-thirds of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. Each Severance Agreement also provides for a similar lump sum payment to be made upon the occurrence, or within 90 days thereafter, of certain specified events following the change in control, which have not been consented to in writing by Mr. Wills, including (i) requiring him to perform his principal executive functions more than 30 miles from the Bank's current primary office,
(ii) reducing Mr. Wills' base compensation as then in effect, (iii) failing to maintain existing employee benefit plans, including material vacation, fringe benefits, stock option and retirement plans, (iv) assigning material duties and responsibilities to Mr. Wills which are other than those normally associated with his position with the Bank, (v) a failure to elect or re-elect Mr. Wills to the Board of Directors of the Company or the Bank, if he is serving on the Board on the date of the change in control; (vi) a material reduction in Mr. Wills' secretarial or other administrative support; and (vii) materially diminishing Mr. Wills' authority and responsibility.

        The Severance Agreement between the Bank and Mr. Wills provides that within five business days of a change in control, the Bank shall fund, or cause to be funded, a trust in the amount of 2.99 times the base amount, that will be used to pay amounts owed to him upon termination other than for just cause within one year of the change in control. The amount to be paid to Mr. Wills from this trust upon his termination is determined according to the procedures outlined in the Severance Agreement with the Bank, and any money not paid to the employee is returned to the Bank. The Severance Agreement between the Bank and Mr. Wills also includes a provision under which Mr. Wills' severance benefits will be adjusted upward or downward in the event benefits previously paid to him are later determined to have been incorrectly calculated. The aggregate payments that would be made to Mr. Wills assuming termination of his employment under the foregoing circumstances on the Record Date would have been approximately $173,420. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. In the event that the Mr. Wills prevails over the Company and the Bank in a legal dispute as to the Severance Agreement, he will be reimbursed for his legal and other expenses.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        (a)  Security Ownership of Certain Beneficial Owners
             -----------------------------------------------

        The following table sets forth information regarding the shares of Common Stock beneficially owned at September 30, 1997 by persons who beneficially own more than 5% of the Common Stock.

                                    SHARES OF COMMON STOCK
NAME AND ADDRESS OF                   BENEFICIALLY OWNED            PERCENT
 BENEFICIAL OWNER                    AT SEPTEMBER 30, 1997         OF CLASS
-------------------                 ----------------------         --------

Penfed Bancorp, Inc.                      26,859  (1)                8.6%
 Employee Stock Ownership Plan
 215 W. Shelby
 Falmouth, Kentucky  41040-1238

David C. Wills, President                 22,088 (2)                 7.0%
Penfed Bancorp, Inc.

215 W. Shelby
Falmouth, Kentucky 41040-1238
--------------------
(1) These shares are currently held in a suspense account for future allocation and distribution among participants as the loan used to purchase the shares is repaid. The ESOP trustees vote all allocated shares in accordance with the instructions of the participating employees. Unallocated shares and shares for which no instructions have been received are voted by the trustees in the same proportion as allocated shares are voted.
(2) Includes 3,450 shares underlying options granted under the Company's Option Plan, 1,725 of which are immediately exercisable and 1,725 of which become exercisable on October 25, 1997. Also includes 1,380 shares awarded under the Company's MRP, 690 of which vested on October 25, 1996 and 690 of which will vest on October 25, 1997.

       (b)  Security Ownership of Management
            --------------------------------

          The following table sets forth information regarding the shares of Common Stock beneficially owned by the listed persons. All persons listed in this table have the same address as the Company.

                                 SHARES OF COMMON STOCK
                                   BENEFICIALLY OWNED        PERCENT
NAME                           AT SEPTEMBER  30, 1997 (1)   OF CLASS
----                           --------------------------   --------

Delbert Cox                             8,466                    2.7%
Larry A. Ritter                        15,966 (2)                5.1
John H. Browning                        5,966                    1.9
John D. Woodhead                       15,966 (2)                5.1
Charles Lemmon, Jr.                    15,966 (2)                5.1
David C. Wills                         22,088                    7.0

All directors and executive
 officers of the Company
 as a group (7 persons)                88,134 (2)               27.5%
--------------------

(1) Includes stock held in joint tenancy; stock owned as tenants in common; stock owned or held by a spouse or other member of the individual's household; stock in which the individual either has or shares voting and/or investment power. Except as otherwise noted, each person or relative of such person whose shares are included herein exercises sole (or shared with a spouse or other relative) voting and dispositive power as to the shares reported. Also excludes 5,217 unvested shares held by the MRP. Such shares are voted by the MRP trustees (Directors Ritter, Woodhead and Lemmon) in the same proportion as the ESOP trustees vote the shares held in the ESOP. Also includes for all non-employee directors, 3,450 shares, and for Mr. Wills, 3,450 shares underlying options granted under the Option Plan. Half of such options are exercisable immediately and half become exercisable on October 25, 1997.
(2) Does not include shares with respect to which Directors Ritter, Woodhead and Lemmon may have "voting power" by virtue of their positions as trustees of the trust holding 26,859 shares under the ESOP.


     (c)  Changes in Control
          ------------------

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The Bank offers loans to its directors and employees. All currently outstanding loans to directors and executive officers were made in the ordinary course of business of the Bank and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PENFED BANCORP, INC.


October 3, 1997
                                     By: /s/ David C. Wills
                                     --------------------------
                                     David C. Wills
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David C. Wills                              October 3, 1997
------------------------------------
David C. Wills
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Leann Banta                                 October 3, 1997
------------------------------------
Leann Banta
Controller
(Principal Accounting Officer)

/s/ Larry A. Ritter                             October 3, 1997
------------------------------------
Larry A. Ritter
Chairman of the Board

/s/ John H. Browning                            October 3, 1997
------------------------------------
John H. Browning
Director

/s/ Delbert Cox                                 October 3, 1997
------------------------------------
Delbert Cox
Director

/s/ Charles Lemmon, Jr.                         October 3, 1997
------------------------------------
Charles Lemmon, Jr.
Director

/s/ John D. Woodhead                            October 3, 1997
------------------------------------
John D. Woodhead

Director

                                 PART IV

ITEM 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K.
----------------------------------------------

     (a) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

       No.                                               Description
       ---                                               -----------

   3.1                       Certificate of Incorporation of  Penfed Bancorp, Inc.*
   3.2                       Bylaws of Penfed Bancorp, Inc.*
   4                         Form of Common Stock Certificate  of Penfed Bancorp, Inc.*
  10.1                       Penfed Bancorp, Inc. 1995 Stock Option and Incentive Plan *+
  10.2                       Penfed Bancorp, Inc. Management Recognition Plan *+
  10.3(a)                    Severance Agreement by and between Penfed Bancorp, Inc. and David C. Wills *+
  10.3(b)                    Severance Agreement by and  between Pendleton Federal
                                Savings Bank and David C. Wills *+
  10.4                       Pendleton Federal Savings Bank Deferred Compensation Plan *+
  10.5                       Pendleton Federal Savings Bank Retirement Plan for Non-Employee Directors *+
  10.6                       Supplemental Executive Retirement  Agreement between
                                Pendleton Federal Savings Bank and David C. Wills*+
  10.7                       Pendleton Federal Savings Bank Grantor Trust Agreement *+
  11                         Computation of Earnings Per Share
  21                         Subsidiaries of the Registrant
  23                         Consent of Coopers & Lybrand, L.L.P.
  27                         Financial Data Schedule

--------------------
* Incorporated herein by reference from Registration Statement on Form S-1 filed November 23, 1994 (File No. 33-86686).
+ Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K. During the quarter ended December 31, 1996, the Registrant did not file any Current Reports on Form 8-K.