Form 10QSB
period 1997-06-30
PENFED BANCORP INC
filed 1997-12-11
CIK 933158

TOTAL NUMBER OF PAGES 16

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended June 30, 1997
                                             -------------
                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________

        Commission file number:  0-25750
                                 -------

                         PENFED BANCORP, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            DELAWARE                            61-1275478
     ---------------------------            -----------------
     State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)      Identification No.)

     215 W. Shelby Street, Falmouth, KY             41040
     ----------------------------------            -------
     (Address of principal executive offices)     (Zip Code)

                             (606) 654-6961
          --------------------------------------------------
          Registrant's telephone number, including area code)

                                  N/A
         --------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No x

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at October 31,1997
-----------------------------     ------------------------------
Common Stock, $0.01 Par Value            296,749 Common Shares

                        PENFED BANCORP, INC.


                             INDEX


Part I     Financial Information                             Page

  Item 1    Unaudited Consolidated Financial Statements

            Consolidated Statements of Financial Condition,
              June 30, 1997 and December 31, 1996              1

            Consolidated Statements of Income, Three Months
              Ended June 30, 1997 and 1996                     2

            Consolidated Statements of Income, Six Months
              Ended June 30, 1997 and 1996                     3

            Consolidated Statements of Cash Flows,
               Six Months Ended June 30, 1997 and 1996         4

            Notes to Consolidated Financial Statements         5

   Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations              8

Part II     Other Information                                 15

Signatures                                                    16

                       PENFED BANCORP, INC.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              ASSETS

                                                June 30         December 31
                                                  1997             1996
                                               (unaudited)       (audited)
                                                _________        _________
Cash and balances with banks                   $     157,408   $   270,794
Interest-
bearing deposits
  in other depository institutions                   181,000     1,474,583
Investment securities, held to maturity              607,949       265,396
Mortgage-backed securities,
  held to maturity                                   516,152       746,093
Federal Home Loan Bank capital stock                 254,700       243,900
Loans receivable, net                             28,809,051    26,988,223
Accrued interest receivable on
  loans and investments                              132,855       102,732
Office property and equipment, at cost,
  less accumulated depreciation                      318,383       339,239
Real estate owned                                                   31,464
Other assets                                          60,321        43,606
                                                ------------   -----------
   Total Assets                                 $ 31,037,819   $30,506,030
                                                ============   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                $  4,824,093   $ 4,220,863
Certificates of deposit                           18,756,036    18,898,762
   Advances
from Federal Home Loan Bank                        2,500,000     2,200,000
Accrued interest                                      20,865         9,333
Other liabilities                                    112,717       130,067
Deferred income tax                                   14,224        14,224
                                                ------------   -----------
      Total liabilities                           26,227,935    25,473,249


Stockholders' equity:
   Preferred stock, 500,000 shares
     authorized and unissued
   Common stock, $.01 par value, 2,000,000
     shares authorized; 345,000 shares
     issued; 294,790 shares outstanding at
     June 30, 1997 and 306,387 shares
     outstanding at December 31, 1996                  3,450         3,450
   Additional paid in capital                      3,122,026     3,117,084
Retained income, substantially restricted          2,263,661     2,336,596
   Employee stock ownership plan                    (189,618)     (208,490)
 Treasury stock                                     (389,635)     (215,859)
                                                ------------   -----------
      Total stockholders' equity                   4,809,884     5,032,781
                                                ------------   -----------
      Total liabilities and                     $ 31,037,819   $30,506,030
        stockholders' equity                    ============   ===========

     See Notes to Consolidated Financial Statements - General

                        PENFED BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)

                                                        Three months ended
                                                              June 30
                                                      ---------    -------
                                                         1997        1996
                                                      ---------    -------
Interest on loans                                     $   636,414  $ 505,696
  Interest on
investment securities                                      14,805      5,309
Interest on mortgage-backed securities                     10,847     12,339
Other interest income                                      10,862      8,840
                                                      -----------  ---------
    Total interest income                                 672,928    532,184
                                                      -----------  ---------
Interest on savings deposits and advances:
  NOW accounts                                              5,081      4,024
  Savings accounts                                         31,560     20,139
  Certificates                                            271,486    245,966
  Federal Home Loan Bank advances                          28,140     18,301
                                                      -----------  ---------
      Total interest expense                              336,267    288,430
                                                      -----------  ---------

Net interest income                                       336,661    243,754

Provision for loan losses                                   9,000      3,000
                                                      -----------  ---------
    Net interest income after
      provision for loan losses                           327,661    240,754
                                                      -----------  ---------
Noninterest income                                         16,833     19,634
                                                      -----------  ---------
Other expenses:
  Salaries and benefits                                    85,375     80,252
  Occupancy expense                                        19,013     16,555
  Equipment and data processing                            50,499     13,412
Professional services                                      16,500     35,750
  Federal insurance premium                                 3,725     11,422
  State ad valorem taxes                                    7,002      7,059
Other                                                      50,598     27,835
                                                      -----------  ---------
    Total other expenses                                  232,712    192,285
                                                      -----------  ---------
         Income before income taxes                       111,782     68,103
Income tax expense                                         40,574     22,063
                                                      -----------  ---------
       Net income                                     $    71,208  $  46,040
                                                      ===========  =========
    Net income per share                              $      0.24  $    0.13
                                                      ===========  =========
Weighted average common share
    outstanding                                           302,574    322,399

     See Notes to Consolidated Financial Statements - General

                      PENFED BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                       (unaudited)

                                                      Six months ended
                                                           June 30
                                                    ---------   ---------
                                                      1997         1996
                                                    ---------   ---------
Interest on loans                                   $1,206,251  $1,063,378
Interest on investment securities                       27,246      10,618
Interest on mortgage-backed securities                  21,987      20,306
Other interest income                                   23,990      18,129
                                                    ----------  ----------
   Total interest income                             1,279,474   1,112,431
                                                    ----------  ----------

Interest on savings deposits and advances:
  NOW accounts                                           9,913       6,991
  Savings accounts                                      56,352      39,318
  Certificates                                         543,799     495,974
  Federal Home Loan Bank advances                       50,939      38,874
                                                    ----------  ----------
   Total interest expense                              661,003     581,157
                                                    ----------  ----------
       Net interest income                             618,471     531,274
Provision for loan losses                               34,937       6,000
                                                    ----------  ----------
       Net interest income after
      provision for loan losses                        583,534     525,274
                                                    ----------  ----------
Noninterest income                                      34,477      40,883
                                                    ----------  ----------
Other expenses:
  Salaries and Benefits                                166,374     153,346
  Occupancy expense                                     22,829      35,057
  Equipment and data processing                         64,781      27,553
  Professional services                                 32,500      57,277
  Federal insurance premium                              4,400      21,986
  State ad valorem taxes                                14,004      12,018
  Other                                                 77,977      54,795
                                                    ----------  ----------
    Total other expenses                               382,865     362,032
                                                    ----------  ----------
       Income before income taxes
          and extraordinary item                       235,146     204,125
 Income tax expense                                     80,961      64,051
                                                    ----------  ----------
       Income before extraordinary item                154,185     140,074
Extraordinary item-flood loss net of
  income tax benefit of $86,200                       (167,329)          0
                                                    ----------  ----------
     Net (loss) income                              $  (13,144) $  140,074
                                                    ==========  ==========
    Income per share before
extraordinary item                                  $     0.50  $     0.44
    Loss per share from extraordinary item          $    (0.55) $        0
                                                    ----------  ----------
    Net (loss) income per share                     $    (0.05) $     0.44
                                                    ==========  ==========
Weighted average common share outstanding              307,020     323,137

See Notes to Consolidated Financial Statements - General

                     PENFED BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited)

                                                      Six months ended
                                                           June 30
                                                    ---------   ---------
                                                      1997         1996
                                                    ---------   ---------
Cash flows from (used in)
  operating activities:                            $   218,906  $    (45,871)
                                                   -----------  ------------
Cash flows used in investing activities:
  Securities                                          (123,412)     ( 87,821)
  Loans receivable                                  (1,808,863)   (1,303,724)
  Purchases of fixed assets                           (235,316)
                                                   -----------  ------------
    Net cash used in investing activities           (2,167,591)   (1,391,545)

Cash flows from financing activities:
  Deposits                                             460,504       646,498
  Net advances from Federal Home Loan
    Bank                                               300,000       900,000
  Purchases of treasury stock                         (173,776)
  Dividends paid                                       (45,012)
                                                   -----------  ------------
      Net cash from financing activities               541,716     1,546,498
  Increase(decrease) in cash and cash
    equivalents                                     (1,406,969)      109,082

Cash and cash equivalents at
  beginning of period                                1,745,377       595,960
                                                   -----------  ------------
Cash and cash equivalents at
  end of period                                    $   338,408  $    705,042
                                                   ===========  ============

    See Notes to Consolidated Financial Statements - General

PENFED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The accompanying consolidated financial statements of Penfed Bancorp, Inc. (the "Corporation") and Pendleton Federal Savings Bank (the subsidiary, "Savings Bank") have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996.

Allowance for Loan Losses:

An analysis of the changes in the loan loss allowance for the six months ended June 30, 1997 follows:

                     Three Months Ended     Six Months Ended
                       1997      1996       1997        1996
Beginning balance   $ 150,000 $ 109,063  $ 124,063    $ 106,063
Provision               9,000     3,000     34,937        6,000
                    --------  ---------  ---------    ---------
Ending balance      $ 159,000 $ 112,063  $ 159,000    $ 112,063
                    ========= =========  =========    =========

                              5

Effect of Implementing New Accounting Standards

In June 1996, the FASB issued Statement of Financial Standards
(SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under this standard, accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement applies prospectively in fiscal years beginning after December 31, 1996. The Corporation adopted the statement January 1, 1997 with no material effect on the financial statements.

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

Pending Financial Services Modernization Legislation

Legislation currently pending in Congress would eliminate the thrift charter after two years. Accordingly, the Savings Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a new designed charter. The Savings Bank may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the Office of Thrift Supervision ("OTS"). Regulation by the Federal Reserve could subject the Savings Bank to capital requirements that are not currently applicable to the Corporation at a holding company level, which business activities currently are not restricted. The Savings Bank is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact the Corporation's operations.

Impact of Flooding in First Quarter

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

The Savings Bank's office and many of the documents have been reconstructed. The Savings Bank recognized an extraordinary loss of $167,329, which is the net of a related income tax benefit of $86,200, as a result of uninsured flood loss. Management estimates that less than 10% of the loans in the Savings Bank's portfolio were adversely affected by the flood. Management attributes this to the geographic diversity of the Savings Bank's loans, in that an increasing percentage of the Savings Bank's loans have been collateralized by properties located outside of Pendleton County in recent years. Management does not believe that the impact of the flood on the Corporation's future financial condition or results of operations will be material.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The primary business of Pendleton Federal Savings Bank is the origination of residential real estate loans and funding such loans through deposits and other borrowings. The largest component of the Savings Bank's net income is net interest income, which is the difference between interest income and interest expense. Consequently, the Savings Bank's earnings are primarily dependent on its interest income, which is determined by (1) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities, and (2) the relative amounts of interest-earning assets and interest-bearing liabilities.

Because most deposit accounts react more quickly to market interest rate movements than do traditional mortgage loans, sharp increases in rates can adversely affect the Savings Bank's earnings over time.

Impact of Flooding in First Quarter

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

The Savings Bank's office and many of the documents have been reconstructed. The Savings Bank recognized an extraordinary loss of $167,329, which is the net of a related income tax benefit of $86,200, as a result of uninsured flood loss. Management estimates that less than 10% of the loans in the Savings Bank's portfolio were adversely affected by the flood. Management attributes this to the geographic diversity of the Savings Bank's loans, in that an increasing percentage of the loans have been collateralized by properties located outside of Pendleton County in recent years. Management does not believe that the impact of the flood on the Corporation's future financial condition or results of operations will be material.

Financial Condition

Total assets increased by 1.7% at June 30, 1997 from December 31, 1996. Net loans receivable and investment securities increased 6.7% and 129.1%, respectively. Mortgage-backed securities decreased 30.8%. Deposits and Federal Home Loan Bank advances increased 2.0% and 13.6%, respectively. Increases in deposits were used to fund a portion of the increase in securities and loan receivable.

Due to the continuing marketing efforts of the Savings Bank to take advantage of opportunities for lending growth in its market areas, the Savings Bank's loans receivable balance increased during the six months ended June 30, 1997. Fixed rate loans are generally sold in the secondary market; therefore their origination does not result in increases to the Savings Bank's loan portfolio. During the six months ended June 30, 1997, the Savings Bank was able to increase its loans receivable balance by originating adjustable rate mortgage loans that are retained in the Savings Bank's loan portfolio. Future increases in the Savings Bank's loans receivable balances will be funded through increased deposits or Federal Home Loan Bank advances,
if required.   Investment securities increased due to the
purchase of a $250,000 FNMA callable bond.

The Savings Bank experienced an increase in deposits due to new and existing depositors opening and/or increasing accounts. Management will continue to monitor deposit levels in light of prevailing interest rates and other factors and may choose to increase deposit rates in the future to preserve market share or obtain required levels of cash flows. To the extent that the Savings Bank elects to increase deposit rates in order to attract and/or maintain deposits and to fund future loan growth and other operating needs, interest income may be adversely affected. Currently, however, management does not anticipate the necessity of offering above-market interest rates on deposits.

Stockholders' equity for June 30, 1997 was 15.5% as compared to 16.5% at December 31, 1996. During the six months ended June 30, 1997, the Corporation repurchased 13,380 shares of common stock for the total price of $173,776 out of existing cash reserves.

The level of nonperforming loans decreased as of June 30, 1997 as compared to June 30, 1996. The following table sets forth information with respect to the Savings Bank's nonperforming assets for the periods indicated. During the periods shown, the Savings Bank had no restructured loans with the meaning of Statement of Financial Accounting Standards No. 15.

                                             At June 30,
                                         ---------------------
                                           1997         1996
                                         ----------  ---------
                                         (Dollars in thousands)
Loans accounted for on a
  non-accrual basis                     $     560    $    740
Accruing loans which are
  contractually past due 90 days
  or more                                       0           0
                                        ---------    --------
Total of non-accrual and 90 days
  past due loans                        $     560    $    740
                                        =========    ========
Other real estate owned                         0           0
                                        ---------    --------
Total nonperforming assets              $     560    $    740
                                        =========    ========
Ratio of nonperforming loans
  to total loans                              1.9%        2.9%
                                        =========   =========
Ratio of nonperforming assets
  to total assets                             1.8%        2.6%
                                        =========  ==========
Ratio of allowance for loan losses
  to total loans                              0.6%        0.4%
                                        =========  ==========
Ratio of allowance for loan losses
  to nonperforming loans                     28.4%       15.1%
                                        =========  ==========

     The Savings Bank's total nonperforming loans and total nonperforming assets at June 30, 1997 decreased 24.3% as compared to June 30, 1996. Nonperforming loans at June 30, 1997 decreased due to some of the non-accrual loans becoming current. All nonperforming loans at June 30, 1997 are collateralized by residential property. Based on management's review of the value of the underlying collateral and other factors, no losses are expected on these loans.

Results of Operations

Three Months Ended June 30, 1997, Compared to June 30, 1996

The Corporation's net income for the quarter ended June 30, 1997 increased 54.7% as compared to the same quarter of 1996 due to a increase in interest income of 26.4%, offset by a decrease in noninterest income of 14.3%, and an increase in interest expense and other expenses of 16.6% and 21.0%, respectively.

Net interest income before provision for loan losses increased by 38.1%. Total interest income increased 26.4%, due to an increase in the volume of outstanding loans. Total interest expense increased 16.6% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits. The Savings Bank during this quarter continued paying interest on the promotional certificate of deposit offering that was held in the last quarter of 1996.

The Savings Bank's allowance for loan losses increased 41.9% from June 30, 1996 to June 30, 1997. The allowance was increased in order to increase the ratio of allowance for loan losses to nonperforming loans, and to provide for losses associated with loans affected by the flood in March 1997.

Other expenses increased by 21.0% for the three months ended June 30, 1997 as compared to the same quarter of 1996. Equipment and data processing expenses and other expenses increased by 276.5% and 81.8%, respectively, offset by a decrease in professional services of 53.8% and a decrease in federal insurance premiums of 67.4% due to the reduction in premium rates following the recapitalization of the Savings Association Insurance Fund. The increase in data processing is due to start up costs of a new computer system put in place in June 1997. Other expenses increased as a result of supplies being purchased to restock the Savings Bank after the Flood.

Six Months Ended June 30, 1997, Compared to June 30, 1996

The Corporation's net income for the six months ended June 30, 1997 decreased 109.4% as compared to the same period in 1996 due to an increase in interest expense of 13.7%, a decrease in noninterest income of 15.7%, and an extraordinary flood loss of $167,329, offset by an increase in interest income of 15.0%.
Net interest income before provision for loan losses increased 16.4%. Total interest income increased 15.0% due to an increase in the volume of outstanding loans. Total interest expense increased 13.7% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits.

Other expenses increased by 5.8% for the six months ended June 30, 1997 as compared to the same period of 1996. Equipment and data processing expenses increased 135.1%, other expenses increased by 42.3%, offset by a decrease in professional services of 43.3% and a decrease in federal insurance premiums of 79.9%. Data processing expense increased due to the costs of a new computer system and the other expenses increased because new supplies had to be purchased to replace items lost in the flood.

For a discussion of the extraordinary item, see "Impact of Flooding in First Quarter" herein.

The net effect of the extraordinary item-flood loss combined with the increase in interest expense, decrease in noninterest income, and offset by the increase in net interest income resulted in a decrease in net income of 109.4%.

Liquidity and Capital Resources

Liquidity

Pendleton Federal is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. The current level of liquidity required by the OTS is 5% of the sum of net withdrawable savings and borrowings due within one year. The Savings Bank's regulatory liquidity at June 30, 1997 and December 31, 1996 was 7.65% and 10.68%, respectively. Management believes that the Savings Bank has an adequate level of liquidity to meet anticipated cash flow needs.

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

The OTS capital regulations also require savings associations to maintain capital based on the amount of their exposure to losses from changes in market interest rates ("interest rate risk"). The calculation performed by the OTS indicates that the Savings Bank has no additional capital requirement resulting from excessive exposure to interest rate risk.

The following table summarizes the Savings Bank's capital requirements and position at June 30, 1997, and December 31, 1996 in accordance with the capital standards imposed by the OTS. Amounts are in thousands.

                                 June 30,        December 31,
                                   1997              1996
                             ---------------    ---------------
                             Amount     %        Amount     %
                             -------  ------    --------  -----
Tangible capital            $  4,537    14.6  $    4,704   15.4
Tangible capital
  requirement                    466     1.5         458    1.5
                             -------  ------    --------  ------
Excess                      $  4,071    13.1  $    4,246   13.9
                             =======  ======    ========  ======
Core capital                $  4,537    14.6  $    4,704   15.4
Core capital
  requirement                    932     3.0         915    3.0
                             -------  ------    --------  ------
Excess                      $  3,605    11.6  $    3,789   12.4
                             =======  ======    ========  ======
Tangible capital            $  4,537          $    4,704
Allowance for loan loss          159                 124
                             -------            --------
Total capital
  (core and supplemental)      4,696    25.2       4,828   27.8
Risk-based requirement         1,488     8.0       1,392    8.0
                             -------  ------    --------  ------
Excess                      $  3,208    17.2  $    3,436   19.8
                             =======  ======    ========  ======

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are monetary in nature. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Effect of Implementing New Accounting Standards

See "Notes to the Consolidated Financial Statements" for discussion of new accounting standards.

Asset/Liability Management

Pendleton Federal's future financial performance depends to a large extent on how successful the Savings Bank is in limiting the sensitivity of the Savings Bank's earnings and net asset value to changes in interest rates. Such sensitivity may be analyzed by examining the amount by which the market value of the Savings Bank's portfolio equity changes given an immediate and sustained change in interest rates. At September 30, 1997, (the most recent report available) the Savings Bank's market value of portfolio equity would decrease by $642,000 or 12% and increase by $653,000 or 12% given a 200 basis point immediate and sustained increase or decrease, respectively, in interest rates. Based on this analysis, management believes that the Savings Bank has an acceptable level of interest rate risk and is adequately protected from the effects of interest rate fluctuations.

Management believes that interest rate risk is one of the most significant factors affecting the Savings Bank's future ability to generate earnings consistently. Accordingly, management has focused on strategies to reduce the Savings Bank's interest risk in recent years. These strategies include the origination of its portfolio of adjustable rate mortgage loans with greater interest rate sensitivity than long term fixed rate mortgage loans, the sale of long term fixed rate loans in the secondary market and increasing the balance of transaction accounts. Sources of non-interest income such as loan servicing fees and service charges on deposits are also emphasized.

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

          Exhibits

          Exhibit 11 - Computation of Earning per share

          Exhibit 27 - Financial Data Schedule

<PAGE
                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PENFED BANCORP, INC.


December 3, 1997              /s/ David C. Wills
----------------              --------------------
Date                          David C. Wills
                              President and
                              Chief Executive Officer
                              (Duly Authorized Officer)


December 3, 1997              /s/ Leann Epperson
----------------              --------------------
Date                          Leann Epperson
                              Secretary and Controller
                              (Principal Financial Officer)