Form 10QSB
period 1997-09-30
PENFED BANCORP INC
filed 1997-12-11
CIK 933158

TOTAL NUMBER OF PAGES 16

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended September 30, 1997
                                    ------------------
                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________

        Commission file number:  0-25750

                         PENFED BANCORP, INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

            DELAWARE                           61-1275478
--------------------------------            ------------------
State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)           Identification No.)

     215 W. Shelby Street, Falmouth, KY               41040
-----------------------------------------           ---------
(Address of principal executive offices)           (Zip Code)

                        (606) 654-6961
   ----------------------------------------------------
   (Registrant's telephone number, including area code)

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

          Class                Outstanding at October 31,1997
--------------------------------------------------------------
Common Stock, $0.01 Par Value       296,749 Common Shares

                        PENFED BANCORP, INC.

                             INDEX

Part I     Financial Information                            Page

  Item 1     Unaudited Consolidated Financial Statements

             Consolidated Statements of Financial
               Condition, September 30, 1997 and
               December 31, 1996                              1

             Consolidated Statements of Income, Three
               Months Ended Septeber 30, 1997 and 1996        2

             Consolidated Statements of Income, Nine
               Months Ended September 30, 1997 and 1996       3

             Consolidated Statements of Cash Flows,
               Nine Months Ended September 30, 1997
               and 1996                                       4

             Notes to Consolidated Financial Statements       5

   Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     8

Part II      Other Information                               15

Signatures                                                   16

                       PENFED BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              ASSETS

                                             September 30    December 31
                                                 1997            1996
                                             (unaudited)      (audited)
                                             ___________     __________

Cash and balances with banks                 $    252,759    $   270,794
  Interest-bearing deposits
  in other depository institutions                464,405      1,474,583
Investment securities, held to maturity           862,161        265,396
Mortgage-backed securities,  held to maturity     599,926        746,093
Federal Home Loan Bank capital stock              259,300        243,900
Loans receivable, net                          29,342,717     26,988,223
Accrued interest receivable on
  loans and investments                           152,778        102,732
Office property and equipment, at cost,
  less accumulated depreciation                   573,906        339,239
Real estate owned                                                 31,464
Other assets                                       66,411         43,606
                                             ------------    -----------
       Total Assets                          $ 32,574,363    $30,506,030
                                             ============    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                             $  4,915,612    $ 4,220,863
Certificates of deposit                        19,125,867     18,898,762
Advances from Federal Home Loan Bank            3,500,000      2,200,000
Accrued interest                                   17,263          9,333
Other liabilities                                 164,519        130,067
Deferred income tax                                14,224         14,224
                                             ------------    -----------
      Total liabilities                        27,737,485     25,473,249

Stockholders' equity:
   Preferred stock, 500,000 shares
     authorized and unissued
   Common stock, $.01 par value, 2,000,000
     shares authorized; 345,000 shares
     issued; 294,781 shares outstanding at
     September 30, 1997 and 306,387 shares
     outstanding at December 31, 1996               3,450         3,450
   Additional paid in capital                   3,124,210     3,117,084
   Retained income, substantially
     restricted                                 2,294,857     2,336,596
   Employee stock ownership plan                 (181,678)     (208,490)
   Treasury stock                                (403,961)     (215,859)
                                              -----------   -----------
      Total stockholders' equity                4,836,878     5,032,781
                                              -----------   -----------
      Total liabilities and                   $32,574,363   $30,506,030
      stockholders' equity                    ===========   ===========

         See Notes to Consolidated Financial Statements - General

                        PENFED BANCORP,INC.
                CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)

                                                Three months ended
                                                   September 30
                                            ---------     --------
                                               1997         1996
                                            ---------     --------
Interest on loans                          $  635,328     $ 561,213
Interest on investment securities              15,709         6,013
Interest on mortgage-backed securities         11,021        11,627
Other interest income                          12,345         9,653
                                            ---------      --------
    Total interest income                     674,403       588,506
                                            ---------      --------
Interest on savings deposits and advances:
  NOW accounts                                  6,184         4,783
  Savings accounts                             25,617        20,721
  Certificates                                276,959       236,683
  Federal Home Loan Bank advances              49,830        35,211
                                            ---------      --------
      Total interest expense                  358,590       297,398
                                            ---------      --------
Net interest income                           315,813       291,108
                                            ---------      --------
Provision for loan losses                       9,000         9,000
                                            ---------      --------

    Net interest income after
      provision for loan losses               306,813       282,108
                                            ---------      --------
Noninterest income                             20,125        16,708
                                            ---------      --------
Other expenses:
  Salaries and benefits                        79,865        74,505
  Occupancy expense                            33,454        15,152
  Equipment and data processing                12,425        12,228
  Professional services                        24,133        15,852
  Federal insurance premium                     3,757        11,875
  State ad valorem taxes                        7,002         7,058
  SAIF Assessment                                           114,183
  Other                                        39,310        52,506
                                           ----------      --------
    Total other expenses                      199,946       303,359
                                           ----------      --------

       Income(loss) before income taxes       126,992        (4,543)
Income tax expense                             44,091           215
                                           ----------      --------
       Net income(loss)                    $   82,901      $ (4,758)
                                           ==========      ========
    Net income(loss) per share             $     0.27      $  (0.02)
                                           ==========      ========
    Weighted average common share
      outstanding                             302,169       317,585


See Notes to Consolidated Financial Statements - General

                      PENFED BANCORP, INC.
                CONSOLIATED STATEMENTS OF INCOME
                       (unaudited)

                                              Nine months ended
                                                 September 30
                                            ---------     --------
                                               1997         1996
                                            ---------     --------
Interest on loans                          $1,830,954     $1,624,597
Interest on investment securities              42,955         16,631
Interest on mortgage-backed securities         33,008         31,933
Other interest income                          36,335         27,782
                                           ----------     ----------
    Total interest income                   1,943,252      1,700,943
                                           ----------     ----------
Interest on savings deposits and advances:
  NOW accounts                                 16,098         11,774
  Savings accounts                             81,969         60,039
  Certificates                                820,758        732,657
  Federal Home Loan Bank advances             100,769         74,085
                                           ----------     ----------
    Total interest expense                  1,019,594        878,555
                                           ----------     ----------
Net interest income                           923,658        822,388
Provision for loan losses                      43,937         15,000
                                           ----------     ----------
Net interest income after
       provision for loan losses              879,721        807,388
                                           ----------     ----------
Noninterest income                             54,603         57,585
                                           ----------     ----------
Other expenses:
  Salaries and Benefits                       246,239        234,901
  Occupancy expense                            56,282         50,209
  Equipment and data processing                77,206         39,781
  Professional services                        56,633         73,129
  Federal insurance premium                     8,157         33,861
  State ad valorem taxes                       21,006         19,076
  SAIF Assessment                                            114,183
  Other                                       117,288         99,777
                                           ----------     ----------
    Total other expenses                      582,811        664,917
                                           ----------     ----------
       Income before income taxes
          and extraordinary item              351,513        200,056
       Income tax expense                     121,439         68,180
                                            ---------      ---------
       Income before extraordinary item       230,074        131,876
Extraordinary item-flood loss net of
  income tax benefit of $86,200              (167,329)             0
                                            ---------      ---------
     Net income                             $  62,745      $ 131,876
                                            =========      =========
    Income per share before
      extraordinary item                    $    0.75      $    0.42
    Loss per share from extraordinary item  $   (0.55)     $       0
                                            ---------      ---------
    Net income per share                    $    0.20      $    0.42
                                            =========      =========
Weighted average common share outstanding     305,191        321,287

See Notes to Consolidated Financial Statements - General

                PENFED BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited)

                                              Nine months ended
                                                 September 30
                                            ---------     --------
                                               1997         1996
                                            ---------     --------
Cash flows from
  operating activities:                   $   272,039     $    59,048
                                          -----------     -----------
Cash flows used in investing activities:
  Securities                                (465,998)        (196,464)
  Loans receivable                        (2,329,512)      (2,003,778)
  Purchases of fixed assets                 (493,482)
                                          ----------      -----------
   Net cash used in investing activities   (3,288,992)     (2,200,242)

Cash flows from financing activities:
  Deposits                                    921,854         418,010
  Net advances from Federal Home
    Loan Bank                               1,300,000       1,700,000
  Purchases of treasury stock                (188,102)              0
  Dividends paid                              (45,012)              0
                                          -----------      ----------
   Net cash from financing activities       1,988,740       2,118,010

   Decrease in cash and cash equivalents   (1,028,213)        (23,184)

Cash and cash equivalents at
  beginning of period                       1,745,377         595,960
                                          -----------      ----------
Cash and cash equivalents at
  end of period                           $   717,164      $  572,776
                                          ===========      ==========

   See Notes to Consolidated Financial Statements - General

PENFED BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The accompanying consolidated financial statements of Penfed Bancorp, Inc. (the "Corporation") and Pendleton
Federal Savings Bank (the subsidiary, "Savings Bank") have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include certain information or footnotes necessary for the presentation of financial position in accordance with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods.
The results of operations for the nine months ended
September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.
The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996.

Allowance for Loan Losses:

An analysis of the changes in the loan loss allowance for the nine months ended September 30, 1997 follows:

                     Three Months Ended     Nine Months Ended
                       1997      1996         1997     1996

Beginning balance   $159,000   $112,063    $124,063  $106,063
Provision              9,000      9,000      43,937    15,000
                    --------   --------    -------   --------
Ending balance      $168,000   $121,063    $168,000  $121,063
                    ========   ========    ========  ========

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

Financial Condition

Total assets increased by 6.8% at September 30, 1997 from December 31, 1996. Net loans receivable and investment securities increased 8.7% and 224.9%, respectively. Office property and equipment, net of depreciation, increased 69.2%. Mortgage-backed securities decreased 19.6%. Deposits increased 4.0% and Federal Home Loan Bank advances increased 59.1%.
Increases in deposits were used to fund a portion of the increase in securities and loan receivable. The increase in office property is due to the remodeling of the main office building subsequent to the flood and the purchase of a building for a future branch.

Due to the continuing marketing efforts of the Savings
Bank to take advantage of opportunities for lending growth in its market areas, the Savings Bank's loans receivable balance increased during the nine months ended September 30, 1997. Fixed rate loans are generally sold in the secondary market; therefore their origination does not result in increases to the Savings Bank's loan portfolio. During the nine months ended September 30, 1997, the Savings Bank was able to increase its loans receivable balance by originating adjustable rate mortgage loans that are retained in the Savings Bank's loan portfolio. Future increases in the Savings Bank's loans receivable balances will be funded through increased deposits or Federal Home Loan
Bank advances, if required. Investment securities increased due to the purchase of two FNMA callable bonds for $550,000.

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

Stockholders' equity for September 30, 1997 was 14.8% as compared to 16.5% at December 31, 1996. During the nine months ended September 30, 1997, the Corporation repurchased 14,482 shares of common stock for the total price of $188,102 out of existing cash reserves.


The level of nonperforming loans increased as of September 30,1997 as compared to September 30, 1996.
The following table sets forth information with respect to the Savings Bank's nonperforming assets for the periods indicated. During the periods shown, the Savings Bank had no restructured loans with the meaning of Statement of Financial Accounting Standards
No. 15.

                                            At September 30,
                                         ---------------------
                                           1997         1996
                                         ----------  ---------
                                         (Dollars in thousands)
Loans accounted for on a
  non-accrual basis                       $  892      $  671
Accruing loans which are
  contractually past due 90 days
  or more                                      0           0
                                          ------      ------
Total of non-accrual and 90 days
  past due loans                          $  892      $  671
                                         =======      ======
Other real estate owned                        0           0
                                         -------      ------
Total nonperforming assets               $   892      $  671
                                         =======      ======
Ratio of nonperforming loans
  to total loans                              3.0%       2.6%
                                         ========     ======
Ratio of nonperforming assets
  to total assets                             2.7%       2.4%
                                         ========     ======
Ratio of allowance for loan losses
  to total loans                              0.6%       0.5%
                                         ========     ======
Ratio of allowance for loan losses
  to nonperforming loans                     18.8%      18.0%
                                         ========     ======

     The Savings Bank's total nonperforming loans and total nonperforming assets at September 30, 1997 increased 32.9%, as compared to September 30, 1996.
Nonperforming loans at September 30, 1997 increased due to a general increase in delinquencies. All nonperforming loans at September 30, 1997 are collateralized by residential property. Based on management's review of the value of the underlying collateral and other factors, no losses are expected at September 30, 1997.

Results of Operations

Three Months Ended September 30, 1997, Compared to
September 30, 1996.

The Corporation's net income for the quarter ended
September 30, 1997 increased 1,842.3% as compared to the same quarter of 1996 due to an increase in interest income of 14.6%, a decrease in other expenses of 34.1%, offset by an increase in interest expense of 20.6%.

Net interest income before provision for loan losses increased by 8.5%. Total interest income increased
14.6%, due to an increase in the volume of outstanding loans. Total interest expense increased 20.6% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also due to the increase in the balance of interest-bearing deposits.

The Savings Bank's allowance for loan losses increased
38.8% from September 30, 1996 to September 30, 1997.
The allowance was increased in order to increase the ratio of allowance for loan losses to nonperforming loans, and to provide for losses associated with loans affected by the flood in March 1997.

Other expenses decreased by 34.1% for the three months ended September 30, 1997 as compared to the same quarter of 1996. The decrease is primarily a result of the special assessment levied by the Federal
Deposit Insurance Corporation to recapitalize the Savings Association Insurance Fund ("SAIF") in the third quarter of 1996. Occupancy expenses have increased 120.8% as a result of expenses incurred to repair items damaged in the flood.

Nine Months Ended September 30, 1997, Compared to
September 30, 1996

The Corporation's net income for the nine months ended
September 30, 1997 decreased 52.4% as compared to the same period of 1996. The decrease is related to an increase in interest expense of 16.1% and a net extraordinary flood loss of $167,329 which were offset by an increase in interest income of 14.2% and a decrease in other expenses of 12.3%.

Net interest income before provision for loan losses increased 12.3%. Total interest income increased
14.2% due to an increase in the volume of outstanding loans. Total interest expense increased 16.1% as a result of an increase in the effective rate paid on interest-bearing liabilities, and also to the increase in the balance on interest-bearing deposits and Federal Home Loan Bank advances.

Other expenses decreased 12.3% for the nine months ended September 30, 1997 as compared to the same period of 1996. The decrease is primarily a result of the special assessment levied by the Federal Deposit
Insurance Corporation to recapitalize the SAIF in the third quarter of 1996. This has been offset by an increase in equipment and data processing of 94.1% because of the costs of implementing a new computer system in June 1997.

For a discussion of the extraordinary item, see
"Impact of Flooding in First Quarter " herein.

The net effect of the extraordinary item-flood loss
combined with the increase in interest expense, and
offset by the increase in net interest income combined
to result in a decrease in net income of 52.4%.
                          11

Liquidity and Capital Resources

Liquidity

Pendleton Federal is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments.
The current level of liquidity required by the OTS is 5% of the sum of net withdrawable savings and borrowings due within one year. The Savings Bank's regulatory liquidity at September 30, 1997 and December 31, 1996 was 7.22% and 10.68%, respectively. Management believes that the Savings Bank has an adequate level of liquidity to meet anticipated cash flow needs.

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

The following table summarizes the Savings Bank's capital requirements and position at September 30, 1997, and December 31, 1996 in accordance with the capital standards imposed by the OTS. Amounts are in thousands.

                               September 30,        December 31,
                                   1997                  1996
                             ---------------       -------------
                             Amount     %          Amount     %
                             -------  ------       -------  -----
Tangible capital            $ 4,592    14.1        $ 4,704   15.4
Tangible capital
  requirement                   488     1.5            458    1.5
                            -------  ------        -------  -----
Excess                      $ 4,104    12.6        $ 4,264   13.9
                             =======  ======       =======  =====
Core capital                $ 4,592    14.1        $ 4,704   15.4
Core capital
  requirement                   976     3.0            915    3.0
                             -------  ------       -------  -----
Excess                      $ 3,616    11.1        $ 3,789   12.4
                             =======  ======       =======  =====
Tangible capital            $ 4,592                $ 4,704
Allowance for loan loss         168                    124
                             -------               -------
Total capital
  (core and supplemental)     4,760    23.7          4,828   27.8
Risk-based requirement        1,610     8.0          1,392    8.0
                             -------  ------      --------  -----
Excess                      $ 3,150    15.7       $  3,436   19.8
                             =======  ======      ========  =====

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